Form 10-Q
period 1995-01-31
DAVIS WATER & WASTE INDUSTRIES INC
filed 1995-03-17
CIK 27326

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                For the Quarterly Period Ended January 31, 1995

                                     OR

           [  ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
               For the Transition Period from       to

                       Commission File Number 1-9467

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               Georgia                                58-0959907
        ------------------------                 ---------------------
       (State of incorporation)                    (I.R.S. Employee
                                                  Identification No.)

              1820 Metcalf Avenue, Thomasville, Georgia  31792
         ----------------------------------------------------------
        (Address of principal executive offices, including zip code)

                               (912) 226-5733
            ----------------------------------------------------
            (Registrant's telephone number, including area code)
                         _________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
     filing requirements for the past 90 days. Yes   X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Class                   Outstanding at March 17, 1995
     -----------------------------       -----------------------------
     Common Stock, $0.01 Par Value              3,262,961 Shares

                                Page 1 of 85
                        Index of Exhibits on Page 17

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                       Quarterly Report on Form 10-Q
                   For the Quarter Ended January 31, 1995

                             Table of Contents

     Item                                                  Page
     Number  PART I -- FINANCIAL INFORMATION              Number
     ------                                               ------
       1     Financial Statements:

             Condensed Consolidated Balance Sheet --
             January 31, 1995, April 30, 1994 and
             January 31, 1994                                3

             Condensed Consolidated Statement of
             Operations--Three and Nine Months Ended
             January 31, 1995 and 1994                       5

             Condensed Consolidated Statement of
             Changes in Stockholders' Equity--
             January 31, 1995, April 30, and
             January 31, 1994                                6

             Condensed Consolidated Statement
             of Cash Flows--Nine Months Ended
             January 31, 1995 and 1994                       7

             Notes to Condensed Consolidated
             Financial Statements                            8


        2    Management's Discussion and Analysis
             of Results of Operations and Financial
             Condition                                       9

             PART II--OTHER INFORMATION

        6    Exhibits and Reports on Form 8-K               15

                  SIGNATURES                                16

                  INDEX OF EXHIBITS                         17

                       PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                CONDENSED CONSOLIDATED BALANCE SHEET ASSETS
                                (Unaudited)
                               (in thousands)

                                        January  31,   April 30,     January 31,
                                           1995         1994           1994
                                        ----------    ---------     ----------
    Current assets:
     Cash                                 $ 2,251      $ 2,100        $ 3,808
                                          -------      -------        -------
     Accounts receivable, less allowance
      for doubtful accounts ($1,205 at
      January 31, 1995, $1,338 at
      April 30, 1994 and $970 at
      January 31, 1994)                    35,280       39,158         34,768
                                          -------      -------        -------
     Inventories:
      Finished goods and products
       purchased for resale                15,807       17,689         16,614
      Work-in-progress                      1,903        2,667          3,693
      Raw material and purchased
       components                             644          170            483
                                          -------      -------        -------
         Total inventories                 18,354       20,526         20,790
                                          -------      -------        -------
      Prepaid expenses                      1,229          734          1,527
                                          -------      -------        -------
      Deferred income taxes                 5,082        5,837          2,537
                                          -------      -------        -------
      Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                  592          972          1,609
                                          -------      -------        -------
         Total current assets              62,788       69,327         65,039
                                          -------      -------        -------
     Property, plant and equipment         20,638       21,237         21,311
      Less-accumulated depreciation       (14,327)     (13,674)       (13,382)
                                          -------      -------        -------
                                            6,311        7,563          7,929
                                          -------      -------        -------
     Intangible assets (Note C)                 0            0          2,907
                                          -------      -------        -------
     Other assets                           5,135        5,195          4,889
                                          -------      -------        -------
                                          $74,234      $82,085        $80,764
                                          =======      =======        =======

   See accompanying notes to condensed consolidated financial statement

                        DAVIS WATER & WASTE INDUSTRIES, Inc.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                     (Unaudited)
                          (in thousands, except share data)

                                        January 31,    April 30,     January 31,
                                           1995           1994          1994
                                        -----------    ----------    -----------
    Current liabilities:

     Current portion of long-term debt    $   163       $   216       $   244

     Accounts payable                      17,632        21,237        16,681

     Accrued salaries and commissions       3,619         3,275         2,916

     Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                 1,931         2,201         1,873

     Other accrued liabilities (Note C)     8,071        10,667         3,883
                                          -------       -------       -------
       Total current liabilities           31,416        37,596        25,597
                                          -------       -------       -------
     Long-term debt, less current portion  15,654        19,425        23,894
                                          -------       -------       -------
     Other accrued liabilities              2,102         1,857         1,747
                                          -------       -------       -------
     Deferred income taxes                    410           898         1,600
                                          -------       -------       -------
    Stockholders' equity:

     Common stock, $0.01 par value,
      50,000,000 shares authorized and
      3,265,308 shares issued                  33            33            33
     Capital in excess of par value         9,788         9,788         9,788
     Retained earnings                     14,854        12,539        18,112
                                          -------       -------       -------
                                           24,675        22,360        27,933
     Treasury stock at cost- 2,347
      shares at January 31, 1995,
      6,344 shares at April 30,
      1994 and 1,188 shares at
      January 31, 1994                        (23)          (51)           (7)
                                          -------       -------       -------
        Total stockholders' equity         24,652        22,309        27,926
                                          -------       -------       -------
                                          $74,234       $82,085       $80,764
                                          =======       =======       =======

   See accompanying notes to condensed consolidated financial statements.

                        DAVIS WATER & WASTE INDUSTRIES, Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)
                          (in thousands, except share data)

                                Three Months Ended           Nine Months Ended
                              ----------------------       ----------------------
                                    January 31,                 January 31,
                                    -----------                 -----------
                                1995           1994         1995          1994
                              --------       --------     --------      --------
   Net sales                   $52,730        $49,992     $159,700      $147,305

   Cost of products sold        44,862         42,762      135,828       124,990
                               -------        -------     --------      --------
   Gross profit margin           7,868          7,230       23,872        22,315
   Selling, general and
    administrative expenses      6,291          6,858       18,665        21,231
   Interest expense                335            334        1,041           950
   Other income, net               (67)          (125)        (188)         (283)
                               -------        -------     --------      --------
   Income before income taxes    1,309            163        4,354           417
                               -------        -------     --------      --------
   Provision (benefit) for
    income taxes:
     Current                       564            (26)       1,494           733
     Deferred                      (31)           102          267          (534)
                               -------        -------     --------      --------
                                   533             76        1,761           199
                               -------        -------     --------      --------
   Net income                  $   776        $    87     $  2,593      $    218
                               =======        =======     ========      ========
   PER SHARE INFORMATION:

   Net income per share        $   .24        $   .03     $    .79      $    .07
                               =======        =======     ========      ========
   Dividends per share         $   .08        $   .00     $    .08      $    .00
                               =======        =======     ========      ========
   Weighted average
    shares outstanding       3,263,115      3,269,085    3,262,072     3,262,687


   The results of operations for the three and nine month periods ended January 31, 1995 and 1994 are not necessarily indicative of the results of operations on an annual basis. See accompanying notes to condensed consolidated financial statements.

                        DAVIS WATER & WASTE INDUSTRIES, Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                                STOCKHOLDERS' EQUITY
                                     (Unaudited)
                                   (in thousands)

                                        Capital
                                       in excess                        Total
                               Common   of par   Retained  Treasury stockholders'
                               stock     value   earnings    stock      equity
                               ------  --------- --------  ---------  -----------
   Balance, April 30, 1993     $  33   $  9,788    $17,922  $   (108)   $27,635

    Purchase of treasury stock                                   (36)       (36)
    Issuance of common stock in
     connection with employee
     benefit plans                                     (28)      137        109
    Net income for period                              218                  218
                               ------  ---------   --------  ---------  ---------
   Balance, January 31, 1994      33      9,788     18,112        (7)    27,926


     Purchase of treasury stock                                  (88)       (88)
     Issuance of common stock in
      connection with employee
      benefit plans                                    (15)       44         29
     Net (loss) for period                           (5558)              (5,558)
                               ------  ---------   --------  ---------  ---------
    Balance, April 30, 1994       33      9,788     12,539       (51)    22,309

     Purchase of treasury stock                                  (64)       (64)
     Issuance of common stock in
      connection with employee
      benefit plans                                    (17)       92         75
     Dividend paid                                    (261)                (261)
     Net income for period                           2,593                2,593
                               ------  ---------   --------  ---------  ---------
    Balance, January 31,1995   $  33   $  9,788    $14,854   $   (23)   $24,652
                               ======  =========   ========  =========  =========

   See accompanying notes to condensed consolidated financial statements.

                        DAVIS WATER & WASTE INDUSTRIES, Inc.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                        -------------------------
                                                                January 31,
                                                                -----------
                                                           1995            1994
                                                         --------         ------
    OPERATING ACTIVITIES

    Net income                                            $ 2,593         $   218
    Adjustments to reconcile net income
     to net cash provided by operating activities:
    Depreciation and amortization                           1,665           2,137
    Provision for accounts receivable losses                 (364)            157
    Gain on sale of assets                                     (2)             84
    Deferred income taxes                                     267            (534)
    Decrease of accrual for Taulman shutdown (Note C)      (1,819)              0
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                        4,242           3,175
     Decrease (increase) in inventory                       2,172          (2,714)
     Decrease (increase) in costs and estimated earnings
      in excess of billings on uncompleted contracts          380            (358)
     Increase in other assets                                (566)           (436)
     Decrease in accounts payable and accrued
      expenses                                             (3,793)         (1,532)
     Decrease in billings in excess of cost and
      estimated earnings on uncompleted contracts            (270)           (296)
                                                         --------        --------
     Net cash provided by (used in) operating activities    4,505             (99)
                                                         --------        --------
    INVESTING ACTIVITIES

    Purchases of property, plant and equipment             (1,125)           (702)
    Proceeds from sale of property, plant and equipment       845              60
                                                         --------         --------
    Net cash used in investing activities                    (280)           (642)
                                                         --------         --------
    FINANCING ACTIVITIES

    Proceeds from revolving and long-term debt             41,432          42,405
    Principal payments made on debt                       (45,256)        (39,281)
    Proceeds from sale of stock                                75             109
    Purchase of treasury stock                                (64)            (36)
    Dividend paid                                            (261)              0
                                                         --------         --------
    Net cash (used in) provided by financing activities    (4,074)          3,197
                                                         --------         --------
    CASH

    Increase in cash during period                            151           2,456
    Cash and cash equivalents at beginning of period        2,100           1,352
                                                         --------         --------
    Cash and cash equivalents at end of period            $ 2,251         $ 3,808
                                                         ========        ========

   See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
            Notes to Condensed Consolidated Financial Statements
                        January 31, 1995 (Unaudited)


     NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position as of January 31, 1995 and 1994, and the results of its operations and its cash flows for the nine month periods ended January 31, 1995 and 1994. The consolidated financial statements included herein should be read in con-junction with the consolidated financial statements and notes thereto, the Report of Independent Accountants and the Statement of Management's Responsibility for the Consolidated Financial Statements included in the Company's 1994 Annual Report.

     NOTE B - ACCOUNTING POLICIES

          Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in the Company's 1994 Annual Report. The Company has consistently followed those policies in preparing this report.

     NOTE C - PROVISION FOR TAULMAN SHUTDOWN AND RELATED INTANGIBLE
     ASSETS

          During the fourth quarter of fiscal 1994, the Company adopted a plan to shutdown or reorganize the operations of its wholly-owned subsidiary, The Taulman Company (Taulman). Substantially all of Taulman's operations are contained within its Turbitrol Instrumentation and Controls division; these operations will be shutdown following the completion over the next two years of its obligations under current contracts. Taulman Composting Systems, an immaterial component of Taulman's operations, will continue operating as a part of the Company's Process division. The pre-tax loss provision for these actions included the write-off of intangible assets totalling $2,908,000 associated with Taulman and the accrual of $5,987,000 to provide for anticipated losses during the shutdown period.

          For the first nine months of fiscal 1995 and 1994, Taulman's net sales were $8,995,910 and $11,206,755, respectively, while costs of goods sold were $8,049,793 and $9,809,588, respectively. The selling, general and administrative expenses for the first nine months of fiscal 1995 and 1994 were $2,789,695 and $3,176,380, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITION

     RESULTS OF OPERATIONS
          OVERVIEW

          The Company earned $775,826, or $.24 per share, during the three month period ended January 31, 1995 compared with net income of $87,739, or $.03 per share, during the comparable period of 1994. The Company reported net income of $2,592,507, or $.79 per share, for the nine months ended January 31, 1995 and $218,512, or $.07 per share, for the nine months ended January 31, 1994. The results for the three and nine month periods ended January 31, 1995 do not include the costs of the Taulman shutdown, which were reserved during the quarter ended April 30, 1994 (see Note C of Notes to Condensed Consolidated Financial Statements). All sales and costs associated with the completion of Taulman's contractual obligations are applied against this reserve. Despite the shutdown of Taulman, the Company increased its net sales by approximately 5.5% during the third quarter of fiscal 1995 and by approximately 8.4% during the first nine months of fiscal 1995 as compared to the same periods of the prior year. These sales increases reflect primarily increases in sales volume that resulted from increased demand associated with the improving economy.

          NET SALES

          Net sales increased by 5.5% and 8.4% for the three and nine month periods ended January 31, 1995, respectively, as compared to the corresponding periods of the prior year. The increases in sales are due primarily to the moderate economic improvement in the commercial and residential land development and construction industry which has increased the demand for the Company's products. Sales by the Company's distribution business increased by 9.4% and 17.2% for the three and nine month periods ended January 31, 1995, respectively, as compared to the corresponding periods of the prior year. The improvement is due to the Company's increased efforts to promote value-added services and the continued improvement in the economy. The distribution business was responsible for 73.8% of the Company's total net sales for the three month period and 77.0% for the nine month period ended January 31, 1995. Sales of water and wastewater treatment and pumping equipment and process material and supplies decreased by 4.3% and 13.4% for the three and nine month periods ended January 31, 1995, respectively, as compared to the corresponding periods of the prior year. The decrease in sales was primarily due to the Taulman shutdown. Excluding Taulman, net sales for the remainder of the water and wastewater treatment and pumping portion of the Company's business increased 28.1% and 13.3% in the three and nine month periods ended January 31, 1995, respectively, as compared to the corresponding three and nine month periods of the prior year.
     The water and wastewater treatment and pumping equipment business was responsible for 26.2% and 23.0% of the Company's total net sales for the three and nine month periods ended January 31, 1995, respectively.

          COST OF PRODUCTS SOLD

          The gross profit margin (the difference between net sales and cost of products sold expressed as a percentage of net sales) was 14.9% and 15.0% for the three and nine month periods ended January 31, 1995, respectively, and 14.5% and 15.2% for the three and nine month periods ended January 31, 1994, respectively. The gross profit margins for the distribution business were 11.9% and 11.7% for the three and nine month periods ended January 31, 1995, respectively, as compared to 12.0% and 11.8% for the three and nine month periods ended January 31, 1994, respectively. The slight decrease in the distribution business margin for the nine month period ended January 31, 1995 as compared to the corresponding nine month period ended January 31, 1994 was attributable to management's efforts to expand sales volume in the improved market. Gross profit margins for the water and wastewater treatment and pumping equipment business were 23.4% and 25.8% for the three and nine month periods ended January 31, 1995, respectively, and 20.5% and 23.4% for the three and nine month periods ended January 31, 1994, respectively. The improvement in margins for this product line was attributable to the shutdown of Taulman, which historically had lower margins than the remaining portions of the water and wastewater treatment business.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          When measured as a percentage of net sales, selling, general and administrative expenses were 11.9% and 11.7% for the three and nine month periods ended January 31, 1995, respectively, and 13.7% and 14.4% for the three and nine month periods ended January 31, 1994, respectively. The dollar amount of selling, general and administrative expenses decreased by 8.3% and 12.1%, respectively, for the three and nine month periods ended January 31, 1995 as compared to the corresponding periods of the prior year. The percentage and dollar amount decreases in selling, general and administrative expenses were due primarily to the Taulman shutdown. During the second quarter of fiscal 1992, the Company implemented a cost reduction program to keep costs of operations in line with the amount of available business. Management continually reviews all areas of operations to ensure that the Company is operating at a level to maximize income while reducing costs.

          INTEREST EXPENSE

          Interest expense increased by less than 1% for the three month period and 9.6% for the nine month period ended January 31, 1995 as compared to the corresponding periods of the previous fiscal year. The increase was primarily due to an increase of approximately 150 basis points in the Company's weighted average borrowing rate. The Company's borrowing rate floats with the prime commercial rate established by the Company's primary lender, Sun Bank N. A. (SBNA). The Company's average borrowings for the nine month period ended January 31, 1995 declined by 9.7%, or by $2,006,000, when compared to the corresponding nine month period ended January 31, 1994. This decrease was due to reduced cash needs resulting from improved operating results and more efficient management of accounts receivable and inventory.


          PROVISION FOR INCOME TAX EXPENSE

          The effective tax rates for the three and nine month periods ended January 31, 1995 were 40.7% and 40.5%, respectively, and for the three and nine month periods ended January 31, 1994 were 46.4% and 47.7%, respectively. These rates reflect the Company's estimated effective rates for fiscal 1995 and 1994, respectively, and do not include any unusual adjustments or credits.

          LIQUIDITY AND CAPITAL RESOURCES

          The funds generated from operations are the primary source of liquidity for the Company. Set forth below is information regarding the sources and amounts of internally generated funds (see "Results of Operations" above):

                                             Nine Months Ended
                                                January 31,        Fiscal Year Ended
                                             1995        1994       April 30, 1994
                                            ------      ------     -----------------
                                                        (in thousands)

           Net income (loss)............    $2,593      $  218         ($5,340)
           Depreciation and amortization     1,665       2,137           2,689
           Deferred taxes (benefit).....       267        (534)         (4,536)
           (Decrease) increase of accrual
            for Taulman shutdown .......    (1,819)          0           8,895
                                            ------      ------          ------
                                            $2,706      $1,821          $1,708
                                            ======      ======          ======


              When internally generated funds are insufficient to support operations and capital expenditures, the Company has been able to borrow funds to meet its needs. On January 31, 1995, the Company had $17,917,000 available under bank lines of credit aggregating $32,000,000 as compared to $33,000,000 available under these same bank lines of credit on January 31, 1994. The funds available on January 31, 1995, together with a cash balance of $2,251,000, placed the Company's potential cash availability at $20,168,000 on January 31, 1995, which is believed by management to be sufficient to support operations for the foreseeable future.

          The Company's loan agreement with SBNA requires the Company to maintain specific working capital, equity and earnings ratios as well as minimum levels of tangible net worth. The Company was in compliance with the financial covenants of the loan agreement as of January 31, 1995.
          The arrangement with SBNA also requires the Company to obtain SBNA's prior approval before payment of any cash dividends. In December 1994, the Company's Board of Directors, with SBNA's approval, authorized a cash dividend of $.08 per share, which was paid on January 6, 1995, to shareholders of record on December 27, 1994. This cash dividend was the first cash dividend paid by the Company since the third quarter of fiscal 1992, when the Board of Directors elected to forego the payment of regular quarterly cash dividends as a result of previous losses sustained by the Company. The payment of any additional cash dividends will depend on, among other factors, earnings, capital requirements, and the operating and financial condition of the Company.

          The Company's working capital position at January 31, 1995 decreased by 1.1% when compared to April 30, 1994 and by 20.5% when compared to January 31, 1994. The main reasons for the decrease in the Company's working capital position as of January 31, 1995 when compared to April 30, 1994 were due to decreases of $3,878,003 in accounts receivable, $2,171,850 in inventories, offset by decreases of $3,605,282 in accounts payable and $2,596,532 in other accrued liabilities. The decrease in the Company's working capital position at January 31, 1995 when compared to January 31, 1994 was due primarily to a decrease of $1,556,929 in cash and a decrease of $2,435,673 in inventories and an increase of $4,188,638 in other accrued liabilities. Set forth below is the Company's working capital position and certain liquidity comparisons as of the dates indicated.

                                  Nine Months Ended
                                     January 31,      Fiscal Year Ended
                                   1995       1994      April 30, 1994
                                 -------    -------     --------------
                                            (in thousands)

     Working capital............ $31,372    $39,442         $31,731
                                 -------    -------         -------
     Cash....................... $ 2,251    $ 3,808         $ 2,100
     Accounts receivable, net...  35,280     34,768          39,158
     Inventories................  18,354     20,790          20,526
                                 -------    -------         -------
                                  55,885     59,366          61,784

     Accounts payable........... (17,632)   (16,681)        (21,237)
     Notes payable and current
      portion of long-term debt     (163)      (244)           (216)
                                 -------    -------         -------
                                 $38,090    $42,441         $40,331
                                 =======    =======         =======


          The Company's two most significant assets are its accounts receivable and inventories. The Company measures the effectiveness of its accounts receivable management program by a calculation designed to estimate the number of days which it takes the Company to collect accounts receivable. This calculation excludes the effect of any retainage. Average days to collect accounts receivable decreased by 8.7 days during the nine month period ended January 31, 1995 when compared to the fiscal year ended April 30, 1994, and decreased by 3.6 days when compared to the nine month period ended January 31, 1994.

          The Company measures the effectiveness of its inventory management program by a calculation using average quarterly inventory amounts to estimate the number of times which inventory turns on an annual basis. Inventory turns increased by 11.3% during the nine month period ended January 31, 1995 when compared to the corresponding nine month period ended January 31, 1994, and remained relatively constant when compared to the fiscal year ended April
     30, 1994. The increase in inventory turns as compared to the nine month period ended January 31, 1994 is a direct result of management's efforts to maintain a lower level of inventory in relation to the amount of available business. The Company has been able to maintain inventories at relatively low levels during the nine month period ended January 31, 1995 despite an 8.4% increase in net sales as compared to the corresponding period of the prior fiscal year. The table below sets forth the results for the periods shown:

                                Nine Months Ended
                                   January 31,     Fiscal Year Ended
                                 1995       1994     April 30, 1994
                                ------     ------  -----------------
      Average days to collect
        accounts receivable..... 56.9       60.5         65.6
      Inventory turns............ 8.9        8.0          8.7

          During the nine month period ended January 31, 1995, average long-term and short-term borrowings decreased by $2,006,000, or 9.7%, and by $2,559,000, or 12.1%, when compared to the corresponding nine month period ended January 31, 1994 and the fiscal year ended April 30, 1994, respectively. However, the weighted average borrowing rates for the nine month period ended January
     31, 1995 increased approximately 150 basis points when compared to the corresponding period ended January 31, 1994 and the fiscal year ended April 30, 1994. Interest on the Company's borrowings floats with the prime rate, which increased over the corresponding periods. Improved operating results as well as the Company's efforts to improve collections of accounts receivable and minimize inventory levels have allowed the Company to reduce its level of borrowings. Average borrowing balances and interest rates for the reported periods are presented in the following table:

                                 Nine Months Ended
                                    January 31,      Fiscal Year Ended
                                  1995       1994      April 30, 1994
                                -------    -------    ----------------
                                           (dollars in thousands)
     Average long-term debt.....$18,006    $20,604         $20,653
     Weighted average interest
       rate.....................    7.7%       6.2%            6.3%
     Average short-term
       debt.....................$   592    $     0         $   504
     Weighted average interest
       rate.....................    6.7%         0             4.4%

     PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. The following exhibit is filed as part of this report:

           EXHIBIT               DESCRIPTION OF EXHIBIT
          ---------              ----------------------
          10(v)               1994 Employees Stock Option Plan
          10(w)               1994 Directors Stock Option Plan
          11                  Computation of net income per share


        (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the quarter ended January 31, 1995.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DAVIS WATER & WASTE INDUSTRIES, Inc.
                              ------------------------------------
                                          (Registrant)





     Date:  March 17, 1995      /s/ Stan White
                                -----------------------------------
                                 Stan White, Secretary-Treasurer
                                  (Duly Authorized Officer and
                                  Chief Financial Officer)

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                             INDEX OF EXHIBITS

          Exhibit
            No.           Description of Exhibit                 Page
          -------         ----------------------                 ----
          10(v)          1994 Employees Stock Option Plan         18

          10(w)          1994 Directors Stock Option Plan         57

          11             Computation of Net Income Per Share      85
