Form 10-K
period 1995-04-30
DAVIS WATER & WASTE INDUSTRIES INC
filed 1995-07-31
CIK 27326

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended April 30, 1995

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period From _____ to _____

                          Commission file number 1-9467

                       DAVIS WATER & WASTE INDUSTRIES, Inc.
             (Exact name of Registrant as specified in its charter)

                      Georgia                         58-0959907
             (State of incorporation)              (I.R.S. Employer
                                                Identification Number)

                 1820 Metcalf Avenue, Thomasville, Georgia 31792
          (Address of principal executive offices, including zip code)

                                (912) 226-5733
              (Registrant's telephone number, including area code)
                          _____________________________

          Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
             Title of each class                 on which registered
             -------------------                 ---------------------
         Common Stock, $0.01 par value          New York Stock Exchange

         Common Stock Purchase Rights           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                            ________________________

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
   filing requirements for the past 90 days.  Yes X   No   .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on July 21, 1995 was $43,449,945. There were 3,248,594 shares of Common Stock outstanding as of July 21, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 1995 Annual Report are incorporated by reference in Part I and Part II hereof. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on September 8, 1995 are incorporated by reference in Part III hereof.

                      DAVIS WATER & WASTE INDUSTRIES, Inc.
                           Annual Report on Form 10-K
                    For the Fiscal Year Ended April 30, 1995

                               Table of Contents

    Item                                                               Page
   Number                                                             Number
   ------                            PART I                           ------
    1.    Business......................................                 3

    2.    Properties....................................                12

    3.    Legal Proceedings.............................                13

    4.    Submission of Matters to a Vote of Security
          Holders.......................................                13

    4(A)  Executive Officers of the Company.............                13


                                     PART II

    5.    Market for the Company's Common Stock and Related
          Stockholder Matters...................                        14

    6.    Selected Financial Data........................               14

    7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..                         14

    8.    Financial Statements and Supplementary Data.....              14

    9.    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............              15


                                    PART III

   10.    Directors and Executive Officers of the Company.......        15

   11.    Executive Compensation................................        15

   12.    Security Ownership of Certain Beneficial Owners and
          Management............................................        15

   13.    Certain Relationships and Related Transactions                15


                                     PART IV

   14.    Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.................................................     16


                                   SIGNATURES                           20

                     INDEX OF FINANCIAL STATEMENT SCHEDULES             23

                               INDEX OF EXHIBITS                        26

   PART I

   ITEM 1.  BUSINESS


   General

         Davis Water & Waste Industries, Inc. (the "Company" or the "Registrant") manufactures and markets products relating to the distribution of water and the treatment of water and wastewater. The Company markets a broad line of water distribution equipment and supplies, including underground pipe, pipe fittings, valves, fire hydrants, water meters and related equipment. The Company believes that it is the largest distributor of water distribution equipment and supplies in the Southeast based on annual revenues from sales of such products. The Company also designs, engineers, manufactures, sells and installs water and wastewater treatment and pumping equipment, and distributes certain process materials used to treat water and wastewater to comply with applicable health and water quality standards. The Company's products are sold from 33 distribution and sales facilities to more than 25,000 independent contractors, developers, industrial customers, municipalities and other government agencies, and private utilities located principally in the Southeastern, Southwestern, Midwestern and Western areas of the United States.

         The Company was organized as a Georgia corporation in 1956 as the successor to a business which had operated since 1938. The Company has one wholly owned subsidiary, The Taulman Company ("Taulman"), which it acquired in August 1990. The Company discontinued substantially all of Taulman's operations in fiscal 1994. See "Discontinuation of Taulman Operations" below. As used herein, the term "Company" refers to Davis Water & Waste Industries, Inc., its divisions and its wholly-owned subsidiary, Taulman, unless otherwise indicated.


   Business Growth Strategy

         During the past ten years, the Company's operations have grown significantly through the acquisition of existing water distribution businesses and the opening of new water distribution warehouse locations in new geographic areas, through increased sales efforts in existing markets and through the introduction of new products. Since 1986, the Company has increased its total locations from 22 in eight states to 33 in twelve states and has increased its employee sales force from 75 to 91, an increase of 21%.

         In 1986, the Company initiated a strategy of growth through selective acquisitions of compatible businesses in the same or related industries. Between 1986 and 1989, the Company acquired five water distribution businesses in the Western, Southwestern and Southeastern United States. These acquisitions enabled the Company to expand its water distribution operations in the California and Rocky Mountain markets and to strengthen its position in the Southeastern and Texas markets. All of these acquired companies were consolidated within the Davis Distribution Group division of the Company.

         Management believes that these strategies have been successful for the Company and intends to continue to utilize these strategies when conditions in the Company's industry and in the general economy support such expansion. While the Company continuously analyzes opportunities for the acquisition of other businesses in the Company's industry or related industries, the Company currently has no agreements or understandings regarding any other acquisitions.

   Discontinuation of Taulman Operations

         In August 1990, the Company, through a wholly owned subsidiary, purchased certain assets and assumed certain liabilities of The Taulman Company, a privately held pollution control business headquartered in Atlanta, Georgia. Through May 1994, Taulman, through its Turbitrol Instrumentation and Controls division ("Turbitrol"), was engaged primarily in the design, manufacture and sale of process equipment and control systems used in municipal water and wastewater treatment facilities nationwide. Through its Taulman Composting Systems division, Taulman also
   marketed composting systems manufactured by others.   In fiscal 1994,
   Turbitrol accounted for substantially all of Taulman's net sales, and the Taulman Composting Systems division was an immaterial component of Taulman's operation.

         In fiscal 1994, the Company terminated the operations of Turbitrol due to continuing significant declines in sales and relatively high levels of selling, general and administrative expenses required to fulfill contractual obligations. Turbitrol ceased bidding on new contracts, terminated its sales force and will continue operations only for the next two years as necessary to complete its obligations under current contracts. In fiscal 1994 and 1993, Taulman's net sales were $15,871,000 and $24,739,000, respectively, which equalled 7.8%, and 13.0%, respectively, of the Company's net sales in such fiscal years. Taulman's pre-tax operating (losses) income for such fiscal years were ($2,903,000) and $18,000, respectively. The Taulman Composting Systems division began operating within the Company's Davis Process division in June 1994. See Note 2 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report, which Note is incorporated herein by reference. The 1995 Annual Report is filed as Exhibit 13 to this report.


   Principal Products

         The Company markets a broad line of water distribution equipment and supplies purchased from independent manufacturers and suppliers, including underground pipe, pipe fittings, valves, fire hydrants, water meters and related equipment. The Company also designs, engineers, manufactures, sells and installs water and wastewater treatment and pumping equipment and related control systems, and distributes certain process materials used to treat water and wastewater to comply with applicable health and water quality standards. The following table sets forth the amount and percentage of net sales attributable to each of the Company's principal product classes for the periods indicated:

                                                      Year Ended April 30,
                                -----------------------------------------------------------------------------
                                          1995                       1994                       1993
                                -----------------------------------------------------------------------------
    (Dollars in thousands)         Amount       Percent       Amount       Percent       Amount       Percent
    --------------------------    --------      -------      --------      -------      --------      -------
    Water distribution equipment
    and supplies:
     Pipes and fittings.......    $ 92,862        43%        $ 76,197        38%        $ 67,317        35%
     Valves, hydrants, water
      meters and accessories..      73,960        34%          68,231        34%          58,930        31%
                                  --------      ------       --------      ------       --------      ------
                                   166,822        77%         144,428        72%         126,247        66%
                                  --------      ------       --------      ------       --------      ------
    Water and wastewater
    equipment:
     Treatment equipment.....       20,721        10%          33,013        16%          42,836        22%
     Pumping equipment.......        6,234         3%           6,678         3%           6,391         4%
     Process materials and
      services...............       21,872        10%          18,502         9%          15,516         8%
                                  --------      ------       --------      ------       --------      ------
                                    48,827        23%          58,193        28%          64,743        34%
                                  --------      ------       --------      ------       --------      ------
    Total                         $215,649       100%        $202,621       100%        $190,990       100%
                                  ========      ======       ========      ======       ========      ======

         Water Distribution Equipment and Supplies. Through the Distribution Group division, which operates under the Davis Meter & Supply, Taylor-Jett Co., Waterworks Equipment Company and McAllen Pipe & Supply Co. names, the Company markets water distribution equipment and supplies, including underground and fabricated pipe, pipe fittings, valves, fire hydrants, water meters, systems for storm drainage and wastewater collection, and related equipment used in the supply of water. The Company believes that it is the largest distributor of water distribution equipment and supplies in the Southeast based on annual revenues from sales of such products. The Company purchases more than 20,000 products from approximately 3,000 manufacturers and suppliers located principally in the Southern United States and markets and distributes these products through a network of 23 service center warehouses located in Arizona, California, Florida, Georgia, Nevada, North Carolina, Tennessee, Texas and Utah. Each service center warehouse services an area with a radius of from 50 miles to 150 miles depending on population density in the area. Purchasers of the Company's water distribution equipment and supplies consist principally of independent contractors, industrial customers, municipalities and other government agencies, and private utilities.

         At each service center warehouse, the Company maintains an inventory of most of the water distribution equipment and supplies which it sells. The Company is able to fill and ship most orders from service center warehouse stock on the date the customer places an order. Equipment and supplies are transported to customers by Company owned or leased delivery vehicles or by common carriers. Frequently, however, orders are large enough for the Company to arrange shipment directly from the manufacturer or vendor in truckload quantities to the customer. Equipment and supplies which are not available at a particular service center warehouse may be ordered and shipped to a customer from another of the Company's service center warehouses. In addition, two large, centrally located service center warehouses function as support facilities for the surrounding service center warehouses, providing consolidated purchasing power, a large variety of normal inventory items and a complete inventory of special fittings and long lead-time inventory items.

         Each service center warehouse is under the direction of a district manager who is responsible for the purchasing, warehousing, selling and shipping of inventory items, the supervision of all service center warehouse and sales personnel, and the overall profitability of the service center warehouse. However, the Company operates a central, computerized inventory and customer billing system. A Company Executive Vice President is responsible for the overall management of the Distribution Group division. Major decisions affecting division policy, facilities or capital outlays are reviewed by the Company's executive officers.

         Water and Wastewater Treatment and Pumping Equipment and Control Systems. The Company's Davco division engineers, designs, manufactures, sells and installs water and wastewater treatment and pumping equipment used in the processing and handling of domestic and industrial water and wastewater. This equipment is used to process water and wastewater to comply with applicable health and water quality standards.

         The water and wastewater treatment equipment manufactured by the Davco division is composed primarily of fabricated and coated steel treatment plants. This equipment is sold principally to commercial and residential land developers, industrial plants and municipalities. Most of such equipment is delivered to the job site, ready for erection. The fully prefabricated wastewater treatment systems are designed to process from 10,000 to 125,000 gallons of wastewater per day, thereby serving from 100 to 1,250 persons. The larger wastewater treatment plants process up to 10,000,000 gallons of wastewater per day and serve communities of up to 100,000 persons. The Davco division manufactures a variety of products for inclusion in these treatment plants, including denitrification filters, travelling bridge filters, solids contact clarifiers, clarifiers aeration systems and selector processes.

         The Davco\EMU division's water and wastewater pumping equipment consists of submersible pumps used in municipal, industrial and privately owned systems for pumping wastewater. These units are designed and built by the German company EMU Unterwasserpumpen GmbH both for underground and above ground installation and are used to pump wastewater to centrally located treatment or collection points or to maintain desired pressure in water distribution systems. The equipment is sold principally to general contractors for incorporation in utility systems being constructed for municipalities, industries, governmental agencies and private utilities.

         Taking advantage of its expertise in steel fabrication and erection, the Davco division provides specialty steel fabrication and on-site construction erection services to major contractors and industrial customers. These services relate principally to the fabrication and installation of steel components used in water and air pollution control equipment.

         Through May 1994, the Turbitrol division of Taulman was engaged primarily in the design, manufacture, sale and servicing of instrumentation, control and telemetry systems primarily for municipal water and wastewater treatment facilities. These systems provided for the monitoring and storage of performance data and the computation of sophisticated control strategies required for water and wastewater treatment facilities. Turbitrol also manufactured a broad line of remote telemetry units used in the monitoring and control of potable water distribution systems and wastewater collection systems. In fiscal 1994, the Company terminated the operations of Turbitrol except to the extent necessary to complete its obligations under current contracts. Turbitrol has ceased bidding on new contracts and has terminated its sales force. See " Discontinuation of Taulman Operations" above and Note 2 of Notes to Consolidated Financial Statements.

         The Company's Davis process division designs the control systems for, subcontracts the manufacture of and markets composting systems. These systems consist of a completely enclosed in-vessel process for the biological decomposition and stabilization of the organic sludge residue from wastewater treatment facilities. The sludge is converted to a stable, pathogen free and usable humus compost product. These composting systems are sold to municipal and industrial customers and are capable of processing compost in volumes ranging from less than one to several hundred dry tons per day.

         The process embodied in these systems is a patented technology for which Taulman had the exclusive license to market in North America, and these systems were marketed by the Taulman Composting Systems division through May 1994. In the fourth quarter of fiscal 1994, the Company, in response to changing marketplace demands and the development by others of more economical methods for waste composting, elected to forego the exclusive North American marketing rights to the technology and to write-off the licensing agreement. See Note 2 of Notes to Consolidated Financial Statements and "Discontinuation of Taulman Operations" above. Beginning in June 1994, the operations of the Taulman Composting Systems division were assumed by the Company's Davis Process division.

         The Company's water and wastewater treatment equipment and special fabrications are produced at the Company's manufacturing facilities. These products generally are designed, engineered and custom manufactured for a specific customer application. The process usually involves a consulting engineer who specifies the product for use in conjunction with a project, a contractor who purchases the product from the Company for installation on the project and an owner who is the end user of the product. The owner may be either a governmental body (such as a municipality, sewer district or state or federal agency) or a private entity (such as a developer, industrial manufacturer or motel or campground owner).

         In connection with the water and wastewater treatment products manufactured by the Company, a time interval of 12 weeks generally is experienced between the time of acceptance of the Company's bid and final approval of design and engineering specifications by customers, their engineers and any regulatory agencies. After such approval is granted, there is typically a further time interval of approximately 25 weeks, depending on the complexity and size of the units in question, between approval for construction and shipment and the installation of the completed products. The Company's water and waste water control systems and composting systems generally experience a time interval of between six months and two years from the time of bid acceptance to contract completion. In recognition of the substantial time interval between the submission of a bid by the Company and completion of the contract, the Company protects itself through contract clauses allowing for the renegotiation of the selling price or cancellation of the contract if specified time limits are not met.

         The Company's specialty metal products and on-site erection services normally are sold to major contractors responsible for the entire construction or modification of the facility, and normally the construction period extends over a period of up to three years. As a result, the Company has contract provisions which provide for price escalations based on changes in published indices for material and labor and for progress payments for the equipment manufactured.

         Operations and management of the Davco division are the responsibility of a Company Vice President/Division General Manager, while operations and management of Turbitrol are the responsibility of the President of Turbitrol. Major decisions affecting Davco or Turbitrol policy, facilities or capital outlays are reviewed by the Company's executive officers.

         Process Materials and Services. The Company's Davis Process division supplies a product line of material used to control hydrogen sulfide, malodorous and toxic gas in wastewater collection systems, to treat water and wastewater to comply with applicable health and water quality standards and to condition sludge for disposal. The products also are used in certain areas to remove phosphorous from discharged waste. The raw material for this product line is shipped to the Company in solid or granular form and stored in the Company's facilities in California, Delaware, Florida, Georgia, Illinois, South Carolina and Texas. At these locations, other minor component materials are added and the resulting mixture is shipped to customers, which consist primarily of municipalities and private water and wastewater treatment facilities.

         The Davis Process division has developed and patented a multistage air scrubber designed for the treatment and removal of odors. Davis Process sells, manufactures and installs these multistage air scrubbers. Services provided by Davis Process includes air scrubber maintenance, sludge management, odor surveys and analytical laboratory services specializing in water analysis.

         Operations and management of the Davis Process division are under the direction of a Vice President/Division General Manager who is responsible for purchasing, warehousing, processing, marketing, distributing and selling the product lines. Major decisions affecting division policy, facilities or capital outlays are reviewed by the Company's executive officers.

   Marketing

         The Company's water distribution equipment and supplies are marketed by approximately 67 Company-employed salesmen, each of whom operates from one of the 23 service center warehouses and reports to the service center district manager. Salesmen call directly on customers within their assigned territories and work with architects, engineers and government agencies to assist customers in determining their product needs. Salesmen are compensated by a base salary plus a commission based on a percentage of gross profits from their sales.

         The Davco division's water and wastewater treatment and pumping equipment is marketed through a network of approximately 58 manufacturers' representative organizations and 5 Company-employed salesmen. The manufacturers' representatives are independent businessmen who are paid on a commission basis and have the exclusive right to sell the Company's products in a specified geographical area. The Company-employed salesmen are compensated by salary and incentives based on the volume and profitability of their sales. The manufacturers' representatives and Company-employed salesmen call on and work with consulting engineers and owners in an effort to have them specify the Company's products for use in a project. They also work with regulatory agencies to assure approval of the Company's products for the uses specified. They then attempt to make the sale through a negotiated price or a competitive bidding process. A general sales manager and a regional sales staff are responsible for the activities of the manufacturers' representatives, and the Company's home office sales support staff provides technical assistance and pricing information for the manufacturers' representatives and Company-employed salesmen.

         Composting systems are marketed by 14 Company-employed salesmen, each of whom operates from one of the 7 Davis Process locations and reports to the sales manager of the Davis Process division. Salesmen are compensated by a base salary plus a percentage of gross profits from their sales. These systems are sold principally to commercial and residential land developers, industrial plants and municipalities in a manner similar to sales of water and wastewater treatment and pumping equipment as described above.

         The Company's specialty metal products and on-site erection services are marketed by a sales staff under the direction of a general sales manager. Sales staff personnel are compensated on a fixed salary plus an incentive based on the profitability of the sales of the product or by commissions. The sales staff calls on owners, contractors and engineers in an effort to have them specify and approve the Company's products for use in a project. They then attempt to make the sale either through a negotiated price or a competitive bidding process. A home office sales support staff provides technical assistance and pricing information for the field sales staff and in some instances quotes the price of the job directly to the customer.

         Sales of the Company's process materials and services are made by 13 Company-employed salesmen who directly service California, Colorado, Delaware, Florida, Georgia, Kentucky, Massachusetts, Missouri, South Carolina, Texas, and Washington. Salesmen call directly on customers and consulting engineers, they are compensated with a base salary plus a percentage of gross profits from their sales.

         The Company presently serves more than 25,000 customers. No customer accounts for more than 5% of sales annually. Information regarding the amount of net sales, operating income (loss) and assets attributable to each of the Company's principal geographic areas for each of the past three fiscal years, together with information regarding export sales for each of such years, is incorporated herein by reference to the tabular information set forth under the caption "Review of Operations" on page 4 of the Company's 1995 Annual Report.

   Market Factors

         The Company's sales of water distribution equipment and supplies are greatly affected by the amount of capital spending by the land development and housing construction industries, the amount of federal funding available for construction grants and the overall health of the economy, especially as these factors relate to interest rates and housing starts. Sales of the Company's water and wastewater treatment and pumping products, composting systems, specialty metal products and on-site erection services are dependent to a large extent upon the amount of capital spending by industry and governmental bodies. Sales of process materials products and services are dependent on operating expenditures of municipal and industrial water and wastewater treatment customers.

         In addition, the enactment and enforcement of federal and state laws relating to water quality standards also may materially influence the level of sales of all of the Company's products. The Company's business therefore is linked to some extent to certain water quality control standards imposed by the Environmental Protection Agency ("EPA") under the Clean Water Act. The Clean Water Act and related EPA regulations establish comprehensive and, in some cases, stringent guidelines for the control of toxic pollutants. In addition, the government's financial commitment to assist with water pollution control and the civil and criminal enforcement penalties for violating water quality control standards also create a need for the Company's products. At the same time, other regulatory initiatives, combined with actual and potential cutbacks in legal requirements and funding for EPA, have the potential to reduce the future market for municipal and industrial water and wastewater treatment equipment. The net effect of these competing factors cannot be predicted.


   Sources and Availability of Supplies

         Purchases of products for resale, raw materials and components are made from various unaffiliated manufacturers and vendors. In fiscal 1995, purchases from the Company's three largest suppliers accounted for approximately 10.9%, 5.3% and 4.5%, respectively, of total purchases made by the Company. The Company has not experienced, and does not anticipate, any shortages or other difficulties in obtaining any required materials.


   Backlog of Orders

         Backlogs for water treatment and pumping products result from the interval between the date of receipt by the Company of the purchase contract and the shipment, completion or on-site erection of the equipment. The backlog of firm orders for the Company's water and wastewater treatment and pumping products and control systems as of April 30, 1995 was approximately $17,000,000 as compared to approximately $25,000,000 at the same date in 1994. The Company anticipates that approximately $15,000,000 of its backlog as of April 30, 1995 will be shipped within twelve months thereafter. See "Principal Products - Water and Wastewater Treatment and Pumping Equipment and Control Systems" above. The decrease in the Company's backlog in fiscal 1995 when compared to fiscal 1994 was primarily due to the Company decision to terminate the operations of Turbitrol during fiscal 1994. See " Discontinuation of Taulman Operations" above and Note 2 of Notes to Consolidated Financial Statements.

         There is no material backlog for water distribution equipment and supplies since these orders normally are shipped within one to ten days following receipt of an order. Process materials and services frequently are provided over a defined contract period as required by each contract.

   Competitive Conditions

         In connection with the marketing of water distribution equipment and supplies, the Company competes with a large number of independent wholesalers, other distribution chains similar to the Company and manufacturers who sell directly to customers. The principal methods of competition include product knowledge by the sales force, prompt delivery following receipt of an order, service and price. Due to the various sources and methods of competition and types of products sold by the Company, the Company knows of no reliable statistics upon which there might be based an estimate of the Company's relative competitive position in this market. However, the Company believes that it is the largest distributor of water distribution equipment and supplies in the Southeast based on annual revenues from sales of such products.

         The Company encounters substantial competition in its markets for water and wastewater treatment and pumping equipment and control systems from several competitors which operate in the Company's major marketing areas. In addition, the Company competes with a substantial number of companies with regard to its specialty metal and process materials and services. The Company knows of no reliable statistics which might be used to estimate the Company's relative competitive position in these markets. No one competitor is considered dominant. The principal methods of competition in the markets for water and wastewater treatment and pumping equipment and control systems are price, timely product delivery, service and product knowledge.

         The Company believes that in its markets, its capabilities meet or exceed the capabilities of its competitors.


   Seasonality

         The Company typically experiences a seasonal downturn in the third fiscal quarter of each year. Harsh weather during the third fiscal quarter usually restricts construction activities in the Company's more northern and mountainous sales markets, thereby reducing the demand for the Company's products in these areas. This seasonality is normally reflected in reduced sales and earnings of the Company in the third quarter of the fiscal year. Certain portions of the Company's sales markets, notably South Georgia, Florida, Texas, Arizona, Nevada and Southern California, are not significantly affected by the seasonal change. See Note 10 of Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report, which Note is incorporated herein by reference.


   Product Warranties and Insurance

         The Company warrants the water and wastewater treatment and pumping equipment, control and composting systems and specialty metal equipment manufactured by it normally for a period of one year against defects in materials and workmanship. The Company does not warrant products purchased from other manufacturers beyond the warranty expressly provided by such manufacturer nor does the Company warrant its process materials.

         The Company maintains product liability insurance with total coverage of $20,000,000 for any single occurrence relating to injury or damage to property. The Company, however, distributes and transports a process material which is classified by the Company's insurance carrier as a pollutant and therefore is excluded from insurance coverage. In addition, such material is designated by the EPA as a hazardous material. If released into drinking water sources in sufficient quantities, this product could be toxic. The product also may corrode metal products with which it comes into contact. The Company self-insures the risks associated with this product. The Company has distributed and transported this product for over twelve years, and no claims have been filed or governmental inquiries or actions commenced against the Company with respect to the product. Management believes the Company's insurance coverage is adequate for the other types of business which it conducts. No assurance can be given, however, that events will not occur which result in damage claims against the Company in excess of policy limits or outside the coverage maintained by the Company or which result in governmental actions or penalties against the Company. Such claims, actions or penalties could have a material adverse effect on the Company.


   Product Development

         The Company maintains a product development and enhancement program to modify and develop product lines and processes to meet the rapidly changing opportunities in its markets. Products developed by the Davis Process division include ALKA-PRO, a patented biological process control system for the effective and efficient control of biological treatment processes. Products developed by the Company's Davco division include a sequencing batch reactor for industrial wastes, the Gravisand traveling bridge filter for concrete tankage, the Denitrifilt denitrification filter for biological removal of total nitrogen and mechanical suspended solids removal, an oxidation ditch for municipalities, and the XtrakTor for aluminum sludge removal in water plants.

         The Company spent approximately $230,600, $762,900 and $1,021,800 on its product development program in fiscal 1995, 1994 and 1993, respectively. The Company must incur a certain amount of product development costs to meet the rapidly changing advancements in technology. The Company has recently reduced the amount spent on product development due to management's increased effort to control cost.

         Management believes that the goodwill associated with the tradenames of the Company's various divisions is of significant value to the Company but does not consider any of the Company's patents, trademarks, licenses, franchises or concessions to be of material importance to its business.


   Employees

         On June 30, 1995, the Company employed 669 persons, of which 36 were in executive and administrative positions, 91 were sales personnel, 36 were in engineering positions, 123 were office personnel and 383 were in production, warehousing and trucking positions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that its relations with its employees are good.
   Environmental Compliance Matters

         The Company does not anticipate that compliance by it with present provisions of federal, state and local statutes and regulations which regulate the protection of the environment will have any material effect upon the Company's capital expenditures, earnings or competitive position in the foreseeable future. The Company is not aware of any pending or anticipated governmental inquiry or action against the Company for noncompliance with environmental laws and regulations.

   ITEM 2.  PROPERTIES

         The principal executive offices of the Company are located in an 18,500 square-foot Company-owned building. The Company also owns a water and wastewater treatment manufacturing facility totaling 67,600 square feet adjacent to the Company's executive offices. All of these facilities are located on 28 acres of land in Thomasville, Georgia. The Company also owns or leases 23 water distribution and supplies warehouses, 1 submersible pump distribution warehouse and 7 process material warehouses in 12 states. Additionally, Taulman leases an executive and administrative office in the Atlanta, Georgia area which contain a total of 80,100 square feet of space. The Company believes that its facilities and equipment are in good condition and sufficient to meet the Company's present needs. The following table sets forth information with regard to the facilities operated by the Company and Taulman as of June 30, 1995.





                                                                                                        Total
                                                                                                       Square
                                                    Type of                              Total         Footage
            State                                  Facility                           Facilities    (incl. land)    Owned   Leased
        -------------      --------------------------------------------------------   ----------    ------------   ------- --------
           Arizona         Water distribution and supplies service center warehouse        1          46,857                   1
          California       Water distribution and supplies service center warehouse        1         127,197                   1
                                          Process material warehouse                       1           991                     1
           Delaware                       Process material warehouse                       1          48,200                   1
           Florida         Water distribution and supplies service center warehouse        8         434,370           3       5
                                          Process material warehouse                       1         354,313           1
                                              Process laboratory                           1          2,000                    1
           Georgia         Water distribution and supplies service center warehouse        2         156,606           1       1
                                          Submersible pump warehouse                       1          3,500            1
                            Water and wastewater treatment manufacturing facilities        1         737,910           1
                                          Process material warehouse                       1          10,000                   1
                                 Principal executive and administrative office             1         100,150                   1
                                 Taulman executive and administrative offices              1          80,100           1
           Illinois                       Process material warehouse                       1          86,528                   1
            Nevada         Water distribution and supplies service center warehouse        1          68,340                   1
        North Carolina     Water distribution and supplies service center warehouse        3         132,200           1       2
        South Carolina                    Process material warehouse                       1          10,500                   1
          Tennessee        Water distribution and supplies service center warehouse        2          81,850                   2
            Texas          Water distribution and supplies service center warehouse        4         849,078                   4
                                          Process material warehouse                       1          13,500                   1
             Utah          Water distribution and supplies service center warehouse        1          25,879                   1
                                                                                          ---       ----------       ---      ---
                                                     Total                                35        3,370,069          9      26
                                                                                          ===       ==========       ===      ===

                                                    SUMMARY
                                                    -------

                           Water distribution and supplies service center warehouse       23        1,922,377          5      18
                                          Submersible pump warehouses                      1          3,500            1
                                          Process material warehouses                      7         524,032           1       6
                            Water and wastewater treatment manufacturing facilities        1         737,910           1
                                  Taulman executive and administrative office              1          80,100                   1
                                              Process laboratory                           1           2,000                   1
                                     Executive and administrative offices                  1         100,150           1
                                                                                          ---       ---------        ---      ---
                                                     Total                                35        3,370,069          9      26
                                                                                          ===       =========        ===      ===


   The Company also owns or leases 36 transport tractors and 72 transport trailers used in the sale and distribution of its products.

   ITEM 3.  LEGAL PROCEEDINGS

   There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject other than routine litigation incidental to business.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted by the Company to a vote of its stockholders during the fiscal quarter ended April 30, 1995.

   ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company, including their ages as of April 30, 1995, their principal occupations (which have continued for at least the past five years unless otherwise noted), the calendar year in which each was elected and directorships held by them in certain other companies.

         R. DOYLE WHITE, age 64, has served as President of the Company since 1982, as Chief Executive Officer of the Company since 1986 and as Chairman of the Board of the Company since 1993. He also served from 1982 until June 1994 as Chief Operating Officer of the Company, and from 1978 until 1982, he served as Senior Vice President and a General Manager of the Company. Mr. White has served as a director of the Company since 1981.

         STAN WHITE, age 53, has served as Secretary/Treasurer of the Company since 1974.

         LARRY MAY, age 56, has served as Executive Vice President and Chief Operating Officer of the Company since June 1994. From 1992 until June 1994, he served as Senior Vice President of the Company. From 1988 until 1992, he served as Vice President of the Company's Distribution Group division.

         ROBERT H. PLESS, JR., age 55, has served as Vice President and General Manager of the Company's Davco division since 1985. From 1982 until 1985, he served as General Manager of the Davco division.

         ROBERT D. TATUM, age 39, has served as Vice President of the Company's Davis Process division since September 1993 and as General Manager of the Davis Process division since 1987.


         Robert D. Tatum is a nephew of H. Forbes Davis, Jasper C. Davis III and R.R. Davis, all of whom are directors of the Company. R. Doyle White and Stan White are not related.

         Generally, the Company's executive officers are elected annually by the Board of Directors for a term of one year or until their successors are elected and qualified.

                                     PART II


   ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
   MATTERS

    Information relating to the market for the Company's Common Stock and other matters relating to the holders thereof is set forth under the caption "Stockholder Information" and in Notes 4 and 10 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report. Such information is incorporated herein by reference. The 1995 Annual Report is filed as Exhibit 13 to this report.

   ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data for the Company for each year of the ten-year period ended April 30, 1995 is set forth under the caption "Selected Consolidated Financial Data" in the Company's 1995 Annual Report. Such selected consolidated financial data are incorporated herein by reference.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    A discussion of the Company's results of operations and financial condition for the periods and at the dates covered by the consolidated financial statements set forth in the Company's 1995 Annual Report is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report. Such discussion is incorporated herein by reference.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company and its subsidiary and the related management letter and report of independent accountants, which are set forth on pages 14 through 29 of the Company's 1995 Annual Report, are incorporated herein by reference:

    Consolidated Statement of Operations for each of the three years in the period ended April 30, 1995

    Consolidated Balance Sheet at April 30, 1995 and April 30, 1994

    Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended April 30, 1995

    Consolidated Statement of Cash Flows for each of the three years in the period ended April 30, 1995

    Notes to Consolidated Financial Statements

    The supplementary financial information required by Item 302 of Regulation S-K is set forth in Note 10 of Notes to Consolidated Financial Statements in the Company's 1995 Annual Report. Such information is incorporated herein by reference.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No independent certified public accountant of the Company has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of the Company during the two fiscal years ended April 30, 1995 or subsequent thereto.

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information relating to the directors (including management's nominees for director) of the Company is set forth under the captions "Proposal 1 - Election of Directors - Nominees" and "Proposal 1 - Election of Directors - Information Regarding Nominees and Incumbent Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on September 8, 1995. Such information is incorporated herein by reference. Information relating to the executive officers of the Company is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this report under the caption "Executive Officers of the Company." Information regarding compliance by directors and executive officers of the Company and owners of more than ten percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Proposal 1 - Election of Directors
   - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the above-referenced Proxy Statement. Such information is incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to management compensation is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Proposal 1 - Election of Directors - Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth in the subsections entitled "Proposal 1-Election of Directors - Executive Compensation - Compensation Committee Report" and "Proposal 1 - Election of Directors - Stock Performance Graph" which specifically is not so incorporated by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the captions "Voting - Principal Stockholders" and "Proposal 1 - Election of Directors - Information Regarding Nominees and Incumbent Directors" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain agreements and arrangements between the Company and certain of its directors is set forth under the caption "Proposal 1 - Election of Directors - Director Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Documents Filed as Part of This Report.

      1.  Financial Statements

      The following consolidated financial statements and the related report of independent accountants and management responsibility letter, which are set forth on pages 14 through 29 of the Company's 1995 Annual Report, are incorporated by reference in Part II, Item 8 hereof:

        Consolidated Statement of Operations for each of the three years in the period ended April 30, 1995

        Consolidated Balance Sheet at April 30, 1995 and April 30, 1994

        Consolidated Statement of Changes in Stockholders' Equity for each of the three years in the period ended April 30, 1995

        Consolidated Statement of Cash Flows for each of the three years in the period ended April 30, 1995

        Notes to Consolidated Financial Statements

    2.  Financial Statement Schedules

      The following financial statement schedule and the report of independent accountants thereon is included in this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto. See the Index to Financial Statement Schedules on page 26 hereof.


                     Report of Independent Accountants
                     on Financial Statement Schedules

      Schedule II    Valuation and Qualifying
                     Accounts for the Three
                     Years Ended April 30, 1995

    3.  Exhibits

        The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Stan White, Secretary-Treasurer, Davis Water & Waste Industries, Inc., 1820 Metcalf Avenue, Thomasville, Georgia 31792; telephone (912) 226-5733. There is a charge of $.50 per page to cover expenses for copying and mailing.

   3(a)        Restated Articles of Incorporation of the Company
               (Exhibit 3(a) to the Company's Registration
               Statement on Form S-1, No. 2-42887)

   3(b)        Articles of Amendment to Restatement Articles of
               Incorporation of the Company (Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1987)






   3(c)        Articles of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1988)

   3(d)        Articles of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 3(d) to the Company's Annual Report on Form 10-K for the year ended April 30, 1989)

   3(e)        Articles of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990)

   3(f)        By-Laws of the Company, as amended through August
               24, 1990 (Exhibit 3.2 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended July 31,
               1990)

   4 Rights Agreement dated as of December 31, 1992 by and between the Company and Wachovia Bank of North
               Carolina, N.A., as the Right Agent (Exhibit 4 to the Company's Annual Report on Form 10-k for the year ended April 30, 1993)

   10(a)       Employment Agreement dated May 1, 1981 between R.
               Doyle White and the Company (Exhibit 10(a) to the
               Company's Annual Report on Form 10-K for the year ended April 30,1982)

   10(b)       Agreement for Consulting Services dated September
               1, 1990 between Jasper C. Davis III and the Company
               (Exhibit 10(b) to the Company's Annual Report on
               Form 10-K for the year ended April 30, 1991)

   10(c)       Agreement for Consulting Services dated October 1,
               1991 between R. R. Davis and the Company  (Exhibit
               10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1992)

   10(d)       Agreement for Consulting Services dated January 5,
               1994 between H.F.D. Consultants, Inc. (a corporation wholly owned by H. Forbes Davis) and the Company (Exhibit 10(u) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended
               January 31, 1994)

   10(e)       Form of Compensation and Benefits Agreement dated
               May 1,1990 between the Company and certain executive officers of the Company (Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

   10(f)       Compensation and Benefits Agreement dated June 5,
               1990 between the Company and R. Doyle White
               (Exhibit 10(d) to the Company's Annual Report on
               Form 10-K for the year ended April 30, 1991)

   10(g)       Amendment dated December 10, 1993 to the
               Compensation and Benefits Agreement between the Company and R. Doyle White (Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

   10(h)       1988 Employee Stock Purchase Plan, as amended by
               First 1991 Amendment (Exhibit 10(f) to the





               Company's Annual Report on Form 10-K for the year ended April 30, 1992)

   10(i)       Amended and Restated Employee Retirement Plan of
               the Company (Exhibit 3 to the Company's Annual
               Report on Form 10-K for the year ended April 30,
               1978)

   10(j)       Davis Water & Waste Industries, Inc. Employee
               Benefits Trust Agreement (Exhibit A to the
               Company's Annual Report on Form 10-K for the year ended April 30, 1985)

   10(k)       Supplemental Retirement Plan for Certain Officers
               Plan No. 1 (Exhibit 10(h) to the Company's Annual
               Report on Form 10-K for the year ended April 30,
               1991)

   10(l)       Amendment to the Supplemental Retirement Plan for
               Certain Officers Plan No. 1 (Exhibit 10(i)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

   10(m)       Supplemental Retirement Plan for Certain Officers
               Plan No. 2 (Exhibit 10(i) to the Company's Annual
               Report on Form 10-K for the year ended April 30,
               1991)

   10(n)       Medical Reimbursement Plan - (Exhibit 10(j) to the
               Company's Annual Report on Form 10-K for the year ended April 30, 1991)


   10(o)       Salary Administration Plan for Monthly Salaried
               Employees, including the Incentive Compensation
               Plan Certain for Salaried Employees (Exhibit B to the
               Company's Annual Report on Form 10-K for the year ended April 30, 1985)

   10(p)       Long Term Incentive Plan dated May 1, 1992 (Exhibit
               10(p) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993)

   10(q) Agency Agreement dated November 21, 1978 between the Company and EMU-Unterwasserpumpen GmbH (Exhibit
               10(o) to the Company's Registration Statement on
               Form S-1, No. 33-13340)

   10(r) Purchase Agreement dated August 31, 1990 by and among, The Taulman Company, TTC acquisition
               Corporation, certain stockholders of The Taulman
               Company and the Company (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August
               31, 1990)

   10(s)       Amendment dated August 31, 1990 to the Asset
               Purchase Agreement dated August 3, 1990 by and among TTC Acquisition Corporation, The Taulman
               Company, certain stockholders of The Taulman
               Company and the Company (Exhibit 2.2 to the Company's Current Report on Form 8-K dated August
               31, 1990)

   10(t) Loan Agreement dated as of October 13, 1992 between the Company and Sun Bank, N.A. (Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993)






   10(u) Commitment letter dated as of June 15, 1995 between the Company and Sun Bank, N.A. - filed herewith

   10(v) 1994 Employees Stock Option Plan (Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

   10(w) 1994 Directors Stock Option Plan (Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

   13          1995 Annual Report - filed herewith*

   21          Subsidiaries (Exhibit 22 to the Company's Annual
               Report on Form 10-K for the year ended April 30,
               1992)

   23 Consent of Price Waterhouse to incorporation of accountant's reports into the Company's
               Registration Statement on Form S-8, No. 33-43032 - filed herewith

   24          Powers of Attorney - filed herewith

   27          Financial Data Schedule (SEC use only)

   (b)  Reports on Form 8-K

        No Current Reports on Form 8-K were filed during the fiscal quarter ended April 30, 1995.

   (c)  See Item 14(a)(3) above.

   (d)  See Item 14(a)(2) above.


   * All or portions of page 4, pages 6 through 29 and page 31 of the Company's 1995 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1995 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 1995.


          DAVIS WATER & WASTE INDUSTRIES, Inc.
            (Registrant)



          By:/s/ R. Doyle White
              R. Doyle White
               Chairman of the Board, President and
               Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 27, 1995.


   Signature                           Title


   /s/ R. Doyle White                  Chairman of the Board,
   R. Doyle White                      President and Chief Executive
                                       Officer



   /s/ Stan White                      Secretary/Treasurer, Principal
   Stan White                          Financial Officer and Principal
                                       Accounting Officer

   /s/ Joe E. Beverly*                 Director
   Joe E. Beverly



   /s/ O. Larry Comer*                 Director
   0. Larry Comer



   /s/ Robert P. Crozer*               Director
   Robert P. Crozer



   /s/ H. Forbes Davis*                Director
   H. Forbes Davis



   /s/ Jasper C. Davis*                Director
   Jasper C. Davis



   /s/ R. R. Davis*                    Vice Chairman of the Board
   R. R. Davis



   /s/ Thomas R. Pledger*              Director
   Thomas R. Pledger



   *By: /s/ Stan White
       Stan White
       Attorney in Fact

                      DAVIS WATER & WASTE INDUSTRIES, Inc.

                     INDEX OF FINANCIAL STATEMENT SCHEDULES



   Schedule No.        Schedule                           Page

                     Report of Independent
                     Accountants on Financial
                     Statement Schedules                  24

         II          Valuation and Qualifying
                     Accounts for the Three
                     Years Ended April 30, 1995           25


                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULES




   To the Board of Directors of
   Davis Water & Waste Industries, Inc.



   Our audits of the consolidated financial statements referred to in our report dated June 16, 1995 included in the 1995 Annual Report to Stockholders of Davis Water & Waste Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



   PRICE WATERHOUSE LLP

   Atlanta, Georgia
   June 16, 1995

                                                    SCHEDULE II
                                       DAVIS WATER & WASTE INDUSTRIES, Inc.

                                         VALUATION AND QUALIFYING ACCOUNTS
                                     FOR THE THREE YEARS ENDED APRIL 30, 1995
    ----------------------------------------------------------------------------------------------
    Column A                       Column B        Column C         Column D         Column E

                                   Balance at      Additions
                                  beginning of     charged to       Deductions from  Balance at
    Description                     period         cost & expense   reserves (A)     end of period
    --------------------------    ------------     ---------------  ------------     -------------

    Doubtful accounts receivable
    for the year ended:
    April 30, 1995                $1,338,000       $  472,000       $  675,000       $1,135,000
    April 30, 1994                $1,543,000       $  665,000       $  870,000       $1,338,000
    April 30, 1993                $1,419,000       $1,731,000       $1,607,000       $1,543,000


    Inventory reserves for the
    year ended:

    April 30, 1995                $   52,000       $  956,000       $  658,000       $  350,000
    April 30, 1994                $  192,000       $        0       $  140,000       $   52,000
    April 30, 1993                $  164,000       $   28,000       $        0       $  192,000


    (A)   Uncollectible accounts written off, net of recoveries.

                      DAVIS WATER & WASTE INDUSTRIES. Inc.

                               INDEX OF EXHIBITS



   The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

   Exhibit No.       Description                                      Page
   -----------       -----------                                      ----
   3(a)        Restated Articles of Incorporation of the
               Company (Exhibit 3(a) to the Company's
               Registration Statement on Form S-1, No.
               2-42887)

   3(b) Articles of Amendment to Restatement Articles of Incorporation of the Company (Exhibit 3(b) to the Company's Quarterly Report on Form
               10-Q for the quarter ended January 31, 1987)

   3(c)        Articles of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 3(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1988)

   3(d)        Articles of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 3(d) to the Company's Annual Report on Form 10-K for the year ended April 30, 1989)

   3(e)        Articles of Amendment to Restated Articles of
               Incorporation of the Company (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1990)

   3(f) By-Laws of the Company, as amended through August 24, 1990 (Exhibit 3.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended July 31, 1990)

   4           Rights Agreement dated as of December 31,
               1992 by and between the Company and Wachovia
               Bank of North Carolina, N.A., as the Right
               Agent (Exhibit 4 to the Company's Annual
               Report on Form 10-K for the year ended April
               30, 1993)

   10(a)       Employment Agreement dated May 1, 1981
               between R. Doyle White and the Company
               (Exhibit 10(a) to the Company's Annual Report
               on Form 10-K for the year ended April
               30,1982)

   10(b)       Agreement for Consulting Services dated
               September 1, 1990 between Jasper C. Davis III and the Company (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

   10(c)       Agreement for Consulting Services dated
               October 1, 1991 between R. R. Davis and the
               Company  (Exhibit 10(c) to the Company's
               Annual Report on Form 10-K for the year ended
               April 30, 1992)



   Exhibit No.        Description                                     Page
   -----------        -----------                                     ----
   10(d)       Agreement for Consulting Services dated
               January 5, 1994 between H.F.D. Consultants,
               Inc. (a corporation wholly owned by H. Forbes
               Davis) and the Company (Exhibit 10(u) to the
               Company's Quarterly Report on Form 10-Q for
               the quarter ended January 31, 1994)

   10(e)       Form of Compensation and Benefits Agreement
               dated May 1,1990 between the Company and
               certain executive officers of the Company
               (Exhibit 10(c) to the Company's Annual Report
               on Form 10-K for the year ended April 30,
               1991)

   10(f)       Compensation and Benefits Agreement dated
               June 5, 1990 between the Company and R. Doyle
               White  (Exhibit 10(d) to the Company's Annual
               Report on Form 10-K for the year ended April
               30, 1991)

   10(g)       Amendment dated December 10, 1993 to the
               Compensation and Benefits Agreement between
               the Company and R. Doyle White  (Exhibit
               10(a)(i) to the Company's Quarterly Report on
               Form 10-Q for the quarter ended January 31,
               1994)

   10(h) 1988 Employee Stock Purchase Plan, as amended by First 1991 Amendment (Exhibit 10(f) to the
               Company's Annual Report on Form 10-K for the year ended April 30, 1992)

   10(i) Amended and Restated Employee Retirement Plan of the Company (Exhibit 3 to the Company's
               Annual Report on Form 10-K for the year ended
               April 30, 1978)

   10(j)       Davis Water & Waste Industries, Inc. Employee
               Benefits Trust Agreement (Exhibit A to the
               Company's Annual Report on Form 10-K for the year ended April 30, 1985)

   10(k)       Supplemental Retirement Plan for Certain
               Officers Plan No. 1 (Exhibit 10(h) to the
               Company's Annual Report on Form 10-K for the year ended April 30, 1991)

   10(l)       Amendment to the Supplemental Retirement Plan
               for Certain Officers Plan No. 1  (Exhibit
               10(i)(i) to the Company's Quarterly Report on
               Form 10-Q for the quarter ended January 31,
               1994)

   10(m)       Supplemental Retirement Plan for Certain
               Officers Plan No. 2 (Exhibit 10(i) to the
               Company's Annual Report on Form 10-K for the year ended April 30, 1991)

   10(n) Medical Reimbursement Plan - (Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

   10(o)       Salary Administration Plan for Monthly
               Salaried Employees, including the Incentive
               Compensation Plan for Certain Salaried
               Employees (Exhibit B to the Company's Annual
               Report on Form 10-K for the year ended April
               30, 1985)





   Exhibit No.         Description                                     Page
   -----------         -----------                                     ----
   10(p)       Long Term Incentive Plan dated May 1, 1992
               (Exhibit 10(p) to the Company's Annual Report
               on Form 10-K for the year ended April 30,
               1993)

   10(q) Agency Agreement dated November 21, 1978 between the Company and EMU-Unterwasserpumpen
               GmbH (Exhibit 10(o) to the Company's
               Registration Statement on Form S-1, No.
               33-13340)

   10(r) Purchase Agreement dated August 31, 1990 by and among, The Taulman Company, TTC acquisition Corporation, certain stockholders of The Taulman Company and the Company
               (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 31, 1990)

   10(s)       Amendment dated August 31, 1990 to the Asset
               Purchase Agreement dated August 3, 1990 by and among TTC Acquisition Corporation, The
               Taulman Company, certain stockholders of The
               Taulman Company and the Company (Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 31, 1990)

   10(t)       Loan Agreement dated as of October 13, 1992
               between the Company and Sun Bank, N.A.
               (Exhibit 10(t) to the Company's Annual Report
               on Form 10-K for the year ended April 30,
               1993)

   10(u)       Commitment letter dated as of June 15, 1995
               between the Company and Sun Bank, N.A. -
               filed herewith                                         29

   10(v)       1994 Employees Stock Option Plan (Exhibit
               10(v) to the Company's Quarterly Report on
               Form 10-Q for the quarter ended January 31,
               1995)

   10(w)       1994 Directors Stock Option Plan (Exhibit
               10(w) to the Company's Quarterly Report on
               Form 10-Q for the quarter ended January 31,
               1995)

   13          1995 Annual Report - filed herewith*                   36

   21          Subsidiaries (Exhibit 22 to the Company's
               Annual Report on Form 10-K for the year ended
               April 30, 1992)

   23          Consent of Price Waterhouse to incorporation
               of accountant's reports into the Company's
               Registration Statement on Form S-8, No.
               33-43032 - filed herewith                              70

   24          Powers of Attorney - filed herewith                    72

   27          Financial Data Schedule (SEC use only)

   * All or portions of page 4, pages 6 through 29 and page 31 of the Company's 1995 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1995 Annual Report is furnished to the Commission solely for its information and is not deemed to be "filed" with the Commission or subject to the liabilities of
   Section 18 of the Securities Exchange Act of 1934.

                                  Exhibit 10(u)


                                Commitment Letter

   May 4, 1995



   DAVIS WATER & WASTE INDUSTRIES, INC.
   Post Office Box 1419
   Thomasville, Georgia  31799-1419

   Attention:  Mr. Stan White,
          Treasurer and Secretary

   Dear Stan:

   I am pleased to inform DAVIS WATER & WASTE INDUSTRIES, INC. (the "Borrower") that SUN BANK, NATIONAL ASSOCIATION (the "Bank") has approved
   (i) the renewal, modification and extension of the revolving line of credit loan (the "Loan") currently extended by the Bank to the Borrower pursuant to the terms of that certain Amended and Restated Loan Agreement by and between the Borrower and the Bank dated October 13, 1992 (the "Loan Agreement"; capitalized terms used but not defined herein shall have the meanings assigned thereto in the Loan Agreement unless the context requires otherwise) and (ii) the reduction of the maximum principal amount available for borrowing thereunder to $30,000,000.00, based upon and subject to the following terms and conditions:

   BORROWER:   DAVIS WATER & WASTE INDUSTRIES, INC.

   LOAN AMOUNT:$30,000,000.00

   PURPOSE: To support short term working capital needs of the Borrower, including the purchase of inventory.

   GUARANTOR:  None.

   TERMS: Revolving line of credit loan, expiring on the Maturity Date. Accrued interest only at the Interest Rate shall be payable (a) in the case of Prime Rate Based Advances, monthly, in arrears, and (b) in the case of LIBOR Rate Based Advances, at the expiration of the applicable interest period, but in no event less often than quarterly. The entire unpaid principal balance, together with accrued and unpaid interest, shall be due and payable in full on the Maturity Date. At no time shall the aggregate principal amount of advances outstanding in respect of the Loan exceed the lesser of (a) $30,000,000.00, or
               (b) the sum of (i) eighty percent (80%) of the value Inventory, valued at the lower of cost or market value.

   MATURITY
     DATE:     The earlier of (a) April 30, 1997 (subject to annual review),
               (b) the occurrence of an Event of Default; or (c) such later date as the Bank, in its absolute discretion, may agree to in writing.

   EXTENSION
     OPTION: At the written request of the Borrower, which request shall be made not less than sixty (60) days prior to the first anniversary date, the Bank may, in its sole and absolute discretion, elect to extend the Loan for an additional twelve
               (12) month period.

   INTEREST
     RATE: Interest on any Advance made by the Bank in respect of the Loan shall be chosen by the Borrower from the following available options and shall fluctuate based upon the Borrowers' EBIT Ratio ("EBIT") and Total Liability to Tangible Net Worth Ratio ("TL/TNW"), determined by the Bank quarterly, as follows:

               Option A (Prime Rate Based):  Prime Rate plus or minus the indicated number of basis points

               Option B (LIBOR Rate Based):  LIBOR plus the indicated number of basis points



   E                                 T L/T N W

   B               >2.5:1            2.5:1 TO          <2.0:1
                                     2.0:1

   I   >3.5:1      L+225             L+200             L+150
                   P+25              P+0               P-50

   T   <3.5:1      L+250             L+225             L+175
                   P+50              P+25              P-25



               Notwithstanding the foregoing, however, until June 30, 1995, so long as no default has occurred in respect of the Loan, the interest rate on LIBOR Rate Based Advances shall be LIBOR plus 200 basis points (2.00%).

               LIBOR shall be available in 1 day, 1 month or 3 month options based on a 360 day year. Any interest due on the Loan shall be calculated on the basis of a year containing 360 days and shall be calculated for the actual number of days elapsed. The Borrower's EBIT Ratio and Total Liability to Tangible Net Worth Ratio shall be calculated by the Bank quarterly, on a rolling four (4) quarter basis based upon the Borrowers' quarterly financial statements, beginning with the Borrowers' statement for the period ending June 30, 1995, with any change in the applicable Interest Rate to be effective as of the first day of the second quarter following the date of the financial statements reflecting such change in the Borrowers' EBIT Ratio or Total Liability to Tangible Net Worth Ratio, as the case may be.

               Prime Rate shall be defined as the interest rate announced from time to time by Sun Banks, Inc. as the Prime Rate (which rate is only a benchmark, is purely discretionary, and is not necessarily the best or lowest rate charged borrowing customers of any subsidiary of Sun Banks, Inc.), adjusted daily with each change in the Prime Rate.

               LIBOR shall be defined as the interest rate per annum announced from time to time by Sun Banks, Inc. as its LIBOR rate for comparable interest periods, in effect on the Interest Rate Determination Date.

               Regardless of the above, the Interest Rate shall never exceed the maximum rate allowed, from time to time, by law.

   COLLATERAL: Perfected first priority security interest in (a) all of the
               Borrower's now or hereafter existing or acquired Accounts and Inventory, (b) all property of the Borrower now or at any time hereafter in the possession of the Bank in any capacity whatsoever, including, but not limited to, any deposit balances, accounts, items, certificates of deposit or monies, and (c) Proceeds of the foregoing.

               The Bank will release its lien on the Borrower's Accounts and Inventory when (a) the Borrower's Total Liability to Tangible Net Worth Ratio is less than 1.9:1 and (b) the Borrower's EBIT Ratio exceeds 3.5:1, as reflected in Borrower's audited fiscal year end financial statements for any fiscal year. At such time as the Bank releases its lien on such collateral, (a) the Borrower shall grant a "negative pledge" as to such collateral to the Bank and shall promptly execute any documents requested by the Bank to evidence such negative pledge and (b) the maximum Total Liability to Tangible Net Worth Ratio requirement shall be changed to 2.0:1.

   LOAN FEES:  The Borrower shall pay to the Bank a non-usage fee in the amount of one-fourth of one percent (.25%) per annum, based on a 360 day year, on the average unfunded portion of the Loan, which fee shall be billed and payable quarterly in arrears. Such non-usage fee shall accrue until the Bank's obligation to fund Advances under the Loan is terminated and shall be
               calculated by determining     the daily average of the unused
               portion of the Loan with respect to each calendar quarter, multiplied by the product derived from the following formula:

                     one-fourth of one percent (0.25%)
                     of the average derived above divided
                     by 360 and multiplied by the number
                     of days in the applicable calendar quarter.

   CROSS-DEFAULT/
     CROSS-
     COLLATERAL:     The Loan and the documentation executed in connection
                     therewith shall be cross-defaulted and cross-collateralized with all other obligations of the Borrower to the Bank.

   BANK'S
     COUNSEL:        Charles T. Brumback, Jr., Esq.
                     Akerman, Senterfitt & Eidson, P.A.
                     P. O. Box 231
                     255 South Orange Avenue
                     17th Floor, Citrus Center
                     Orlando, Florida 32802
                     (407) 843-7860

    The Loan shall continue to be governed by and subject to the Loan Agreement, which shall be amended by an amendment thereto corresponding with and containing the terms and understandings of this commitment letter.

    Our proposal to renew, modify and extend the Loan is contingent upon the satisfaction of the following conditions, which may be waived by the Bank in its sole discretion.

   1. Approval of Documents. The Borrower shall duly execute and/or deliver such instruments, documents, certificates, opinions of the Borrower's counsel and assurances, and do such other acts and things as the Bank may reasonably request, to effect the purpose of the transactions described in this commitment letter. All proceedings, agreements, instruments, documents, and other matters relating to the renewal, modification and extension of the Loan, and all other transactions herein contemplated, shall be satisfactory to the Bank and the Bank's Counsel and shall be drafted by the Bank's Counsel.

   2. Financial Statements, etc. During the term of the Loan, the Borrower shall submit such audited financial statements, internally prepared financial statements, 10-K and 10-Q reports and other financial information as currently required pursuant to the Loan Agreement. In addition, the Borrower shall submit (a) a monthly borrowing base certificate, in form and content satisfactory to the Bank, and certified to the Bank by an authorized financial officer of the Borrower, (b) quarterly, within forty-five (45) days after the end of each quarter, an accounts receivable aging report in reasonable detail and in form and substance satisfactory to the Bank and certified to the Bank by an authorized financial officer of the Borrower and (c) with reasonable promptness, such other financial information as the Bank may request. The Borrower shall permit the Bank or its agents to visit its places of business to review and inspect its books and records and to make extracts therefrom, and to discuss the affairs, finances and accounts of the Borrower with its officers at all reasonable times as may be requested. In addition, the Borrower will permit representatives of the Bank's asset based lending group to audit and inspect the Accounts of the Borrower on a periodic basis, no less frequently than quarterly and the cost of such audits shall be paid by the Borrower.

   3. Financial Covenants. The Borrower will, during the term of the Loan, comply with the following financial covenants and ratios currently provided for in the Loan Agreement, which shall be amended as follows:

      (a)   Total Liability to Tangible Net Worth Ratio.
            During the term of the Loan Agreement, the Borrowers' Total Liabilities to Tangible Net Worth Ratio shall not exceed (i) 2.5:1 until such time as the Bank releases its lien on the Accounts and Inventory of Borrower, and (ii) 2.0:1 thereafter, tested annually.

      (b) Minimum Tangible Net Worth. During the term of the Loan Agreement, the Borrowers' Tangible Net Worth shall be at least $24,500,000.00 through April 30, 1995, tested annually, which minimum requirement shall increase by thirty-three percent (33%) of the Borrower's net profit as at the conclusion of the Borrower's fiscal year-end each year thereafter during the term of the Loan.

      (d) Current Ratio. During the term of the Loan Agreement, the Borrowers' Current Ratio shall be equal to or greater than 1.15:1, tested quarterly.

      (e) EBIT Ratio. During the term of the Loan Agreement, the Borrowers' EBIT Ratio shall be at least 2.5:1, tested quarterly.

   The Working Capital Ratio requirement and the Cash Flow Ratio requirement currently provided for in the Loan Agreement shall be deleted from the Loan Agreement.

   4. Other Liens; Security Interests; Indebtedness. Except as otherwise explicitly permitted by the terms of the Loan Agreement, the Borrower will not, during the term of the Loan, incur, create, assume or permit to exist any further indebtedness, including, without limitation, capitalized lease obligations, or create any other lien or security interest against any of its assets now in existence or hereafter existing or acquired, without the prior written consent of the Bank.

   5. Restriction on Capital Expenditures. Except as specifically permitted in the Loan Agreement, during the term of the Loan, the Borrower and/or its Subsidiaries on a consolidated basis shall not, without the prior consent of Bank, make capital expenditures for fixed assets or stock acquired in an acquisition in excess of $2,500,000.00 in the aggregate.

   6. Insurance. The Borrower shall maintain such policies of liability insurance, hazard insurance (with fire, extended coverage, vandalism and mischief protection) and flood insurance as the Bank may request, issued by a company or companies licensed to do business in the State of Georgia and in such other location where the Borrower's assets are located or operated.

   7. Fees and Expenses. By acceptance of this commitment, the Borrower agrees to pay any out-of-pocket expenses incurred by the Bank in connection with the underwriting of or incidental to the Loan, including any and all applicable documentary stamp and intangible taxes, recording fees, lien and title search fees, and all fees and expenses of the Bank's Counsel, and in each instance whether or not the renewal, modification and extension of the Loan is closed or any proceeds disbursed thereunder.

   8. Financial Condition. There shall have been no adverse change in financial condition of the Borrower as reflected in their most recent respective audited fiscal year end statements at the time of closing.

    Unless extended by the Bank in writing, this commitment shall expire at the close of business on June ___, 1995. This commitment is not assignable. If the terms and conditions set forth herein are acceptable to you, please so indicate by having the enclosed duplicate copy executed and returned to me by June ___, 1995. Otherwise, this commitment shall become null and void.

    It is with great pleasure that Sun Bank agrees to renew and extend the Loan. On behalf of Sun Bank's management, I would like to express our appreciation of the confidence which the Borrower and you have placed in Sun Bank. We look forward to the continuation of the mutually rewarding relationship established with the Borrower. If you have any questions, please do not hesitate to call me at (407) 237-6788 or (800)432-4760 extension 6788.

    I look forward to working with you on this matter.

               Best regards,



               H. Robert Neinken
               Service Vice President

   cc:  Charles T. Brumback, Jr., Esq.

            Accepted and Agreed to this 15th day of June, 1995:

            BORROWER:

            DAVIS WATER & WASTE INDUSTRIES, INC.



            By:_______________________________
               Name:  Stan White
               Title: Secretary/Treasure
             (CORPORATE SEAL)

                                   Exhibit 13


                               1995 Annual Report

   ABOUT OUR COMPANY

   Davis Water & Waste Industries, Inc. manufactures and markets products relating to the distribution of water and the treatment of water and wastewater. The Company markets a broad line of water distribution equipment and supplies, including underground pipe, pipe fittings, valves, fire hydrants, water meters and related equipment, and believes that it is the largest distributor of water distribution equipment and supplies in the Southeast, based on annual sales of such products. The Company also designs, engineers, manufactures, sells and installs water and wastewater treatment and pumping equipment. From humble beginnings, Davis has grown from a small regional company to become a New York Stock Exchange listed company with over 670 employees nationwide. Its mission is to meet the growing demand for clean water into the 21st Century.

   Financial Highlights

                                                               Year Ended April 30,
                                                    --------------------------------------------
    (In thousands, except share data,
    percentages and ratios)
    FOR THE YEAR                                       1995            1994              1993
    --------------------------------------          --------------------------------------------
    Net sales................................        $215,649        $202,621          $190,990
    Net income (loss) before the cumulative
     effect of the change in the method of
     accounting for income taxes.............        $  3,448       ($  5,340)         $    194
    Cumulative effect of the change in the
     method of accounting for income taxes...        $      0        $      0          $    459
    Net income (loss)........................        $  3,448       ($  5,340)         $    653
    Net income (loss) per share before the
     cumulative effect of the change in the
     method of accounting for income taxes...        $   1.06       ($   1.64)         $   0.06
    Cumulative effect per share of the change
     in the method of accounting for income
     taxes...................................        $   0.00        $   0.00          $   0.14
    Net income (loss) per share..............        $   1.06       ($   1.64)         $   0.20
    Cash dividends per share.................        $   0.08        $   0.00          $   0.00
    Net income (loss) as a percentage of
     beginning stockholders' equity..........           15.5%          (19.3%)             2.4%


    AT YEAR-END
    ----------------------------------------
    Total assets.............................        $ 81,536         $ 82,085         $ 79,341
    Working capital..........................        $ 30,594         $ 31,731         $ 33,782
    Stockholders' equity.....................        $ 25,332         $ 22,309         $ 27,635
    Stockholders' equity per share...........        $   7.77         $   6.83         $   8.50

    TABLE OF CONTENTS
    About Our Company.........................................   1
    Financial Highlights......................................   1
    Letter to Stockholders....................................   2
    Review of Operations......................................   3
    Selected Consolidated Financial Data......................   6
    Management's Discussion and Analysis Financial Condition
     and Results of Operations................................   8
    Consolidated Financial Statements.........................  15
    Directors and Executive Officers..........................  30
    Stockholder Information...................................  31
    List of Locations.........................................  32

   TO OUR STOCKHOLDERS:

    Fiscal 1995 was a record year in both sales and net profit. Sales for fiscal 1995 were $215,649,362, up 6.4% from fiscal 1994. Net income was $3,448,227 as compared to a net loss of $5,340,258 for fiscal 1994. On a per share basis, net income was $1.06 as compared to net loss of $1.64 in fiscal 1994.

    The Distribution Group's net sales for fiscal 1995 increased by $22,393,842, or 15.5% over fiscal 1994. The increased sales of the Distribution Group are attributed to the improvement in the economy and its positive effects on commercial and residential land development. The Distribution Group is currently in the process of opening two new locations, one in Florida and the other in the Atlanta area to capitalize on the improvement in the economy and the increased demand for the Company's products. Sales of the Water Treatment Group were down for fiscal 1995 compared to fiscal 1994 as a result of the shutdown of the Turbitrol Company, a division of The Taulman Company. However, the remaining operations in the Water Treatment Group recorded an increase in net sales for fiscal 1995 of $4,585,158, or 10.8%. The Water Treatment Group's backlog for fiscal 1995 has declined compared to fiscal 1994 levels due to the shutdown of Turbitrol, but increased bookings for the first two and a half months of fiscal 1996 indicate that the Water Treatment Group's backlog should return to a strong level by mid year.

    As a result of the Company's improved performance during the first two quarters of fiscal 1995, the Board of Directors approved a semi-annual cash dividend of eight cents ($0.08) per share which was paid during the third quarter of fiscal 1995. Also, as a result of subsequent improvements in the Company's financial position, the Board of Directors approved a second semi-annual cash dividend in the amount of fourteen cents ($0.14) per share, which was paid on July 3, 1995 to shareholders of record on June 26, 1995. The payment of the two semi-annual cash dividends reflects our continuing strong operating results, our confidence in the future, and the Company's dedication to enhancing shareholder value.

    All of us at Davis Water & Waste are proud of our record year in fiscal 1995 and excited about the new year. Management is optimistic that fiscal 1996 will be even better than fiscal 1995, and all current indications tend to confirm this. Housing starts are much improved and interest rates are not expected to increase, as indicated by the June 6, 1995 reduction announced by the Federal Reserve.

    Management of your Company is dedicated to maximizing the return on stockholders' equity through outstanding service to our customers, efficient control of costs and margins, internal growth, and sensible acquisitions. Management extends sincere appreciation to our customers, our dedicated employees and our loyal stockholders for their support and contribution to the Company's success. We look forward with you to the continuing improvement in the Company's performance and financial results during fiscal 1996.

   R. Doyle White



   Chairman of the Board,
   President and Chief Executive Officer

   REVIEW OF OPERATIONS

    The Davis name has been associated with water for more than half a century. A family-owned Georgia business founded in 1938 to supply hardware for community waterworks was incorporated as Davis Water & Waste Industries, Inc. (the "Company" or "Davis") in 1956. The Company has subsequently expanded beyond its Southeast regional market to become a nationally-recognized supplier of water distribution products and water and wastewater treatment and pumping equipment. The Davis name was highlighted in 1987 when the Company listed its common stock on the New York Stock Exchange.

    Although the Company encountered a mild downturn in its net sales during fiscal 1992 and 1993, the Company has grown substantially since the early 1980's and reported record sales in fiscal 1995. This growth is attributable primarily to the implementation of an acquisition and expansion strategy during the mid - 1980's, which led to expansion into new markets and increased market share, and to the introduction of new water treatment products. The Company is cautiously optimistic that its performance in fiscal 1996 will reflect continued financial growth in conjunction with the continued improvements in the national economy.

    The Company generates the major portion of its revenues from its tradi-tional business of marketing water distribution equipment and supplies, including underground pipe, pipe fittings, valves, fire hydrants and water meters. These products are purchased from numerous manufacturers for distribution through a network of 23 service center warehouses in 9 Southern and Western states. These products are sold principally to independent contractors, industrial customers, municipalities and other government agencies, and private utilities. The Company believes that it is the largest distributor of water distribution equipment and supplies in the Southeast, based on annual sales of such products.

    Davis also offers comprehensive, turnkey solutions to the growing public concern about water quality and wastewater treatment. The Company custom designs, manufactures and installs water and wastewater treatment equipment custom tailored for municipal and industrial use and distributes related materials that enable municipalities and industry to meet applicable health and water quality standards. Water treatment plants and wastewater systems that process up to five million gallons of water per day are among the large systems built by Davis at its Thomasville, Georgia facilities and sold throughout the United States by the Company's sales force and manufacturer's representatives. The Company also offers process materials that are used to control odor in municipal wastewater collection and treatment systems and other process materials that treat water and condition sludge for disposal. These products are distributed by the Company through its own sales force and manufacturer's representatives primarily to municipal and industrial customers.

    The following table illustrates the contributions to the Company's annual sales, operating income (loss), and assets attributable to regions of the United States served by the Company. Export sales are included in "Other."

                                                                      Operating
    (Dollars in thousands)          Net Sales                       Income (Loss)                         Assets
    -------------------------------------------------------------------------------------------------------------------
    Fiscal 1995:
      Southeastern            $131,569          61%              $4,236            73%            $65,787           81%
      Midwestern                33,777          16%               1,018            18%              7,911           10%
      Western                   12,717           6%                (860)          (15%)             1,819            2%
      Rocky Mountain            24,689          11%               1,056            18%              5,316            6%
      Other                     12,897           6%                 357             6%                703            1%
                              --------         ----              ------          -----            -------          ----
                              $215,649         100%              $5,807           100%            $81,536          100%
                              ========         ====              ======          =====            =======          ====
    Fiscal 1994:
      Southeastern            $123,452          61%             ($3,449)           41%            $62,398           76%
      Midwestern                32,236          16%              (1,602)           19%              7,914           10%
      Western                   17,130           8%                (361)            4%              5,822            7%
      Rocky Mountain            16,624           8%                 491            (6%)             5,248            6%
      Other                     13,179           7%              (3,474)           42%                703            1%
                              --------         ----             -------          -----            -------          ----
                              $202,621         100%             ($8,395)          100%            $82,085          100%
                              ========         ====             =======          =====            =======          ====
    Fiscal 1993:
      Southeastern            $115,354          60%              $1,272           326%            $62,521           79%
      Midwestern                29,746          16%                 116            30%              6,760            8%
      Western                   16,400           9%                (842)         (216%)             5,295            7%
      Rocky Mountain            13,503           7%                (197)          (51%)             3,873            5%
      Other                     15,987           8%                  41            11%                892            1%
                              --------         ----              ------          -----            -------          ----
                              $190,990         100%              $  390           100%            $79,341          100%
                              ========         ====              ======          =====            =======          ====

    The Company's export sales in fiscal 1995, 1994 and 1993 totaled $1,120,000, $1,776,000, and $5,003,000, respectively. Export sales consisted principally of water and wastewater treatment equipment and were made primarily in Canada, Mexico, and Puerto Rico.

    Various divisions of the Company offer a wide variety of specialized products and services that contribute to the overall performance of the Company. A few examples of the specialized products and services provided by these divisions are noted below.

   Water Distribution Equipment and Supplies

    The Distribution Group distributes a broad line of water distribution equipment and supplies. These products include underground pipe, pipe fittings, valves, fire hydrants, water meters and related products. The Distribution Group operates 23 Service Centers and handles more than 20,000 products from over 3,000 vendors. The Company's estimated 20,000 customers consist of municipal and other government agencies, private utilities, industrial companies, and independent contractors. The products are used by customers in their water distribution infrastructure systems for maintenance and repair, upgrading, and construction of new facilities.

    To assist its customers' response to the increasing need to lower costs, the Distribution Group has instituted several technology initiatives, including:

      An integrated management information system
      A part number interchange program
      An on-line order information system
      A job materials management system

    These systems consist of microcomputers containing the Distribution Group's proprietary software installed at the customer's location. Using dial up capabilities to the nearest Distribution Group location, the customer is then connected by high speed telecommunication lines to the appropriate Distribution Group database. The customer has immediate access to information which assists the customer in reducing procurement costs.

    The increased application of technology, along with a focused effort to better identify customer needs and provide solutions to reduce customers' total cost, is designed to increase the Company's value to the customer and thereby increase the Company's market share.

    The Company believes that it is the only national distribution company focused entirely on water related infrastructure equipment and supplies.

   Water and Wastewater Treatment and Pumping Equipment

    The Davis Industrial Waste Systems Group within the DAVCO division provides its industrial customers with a turnkey treatment system to assist in complying with the EPA requirement that contaminants be reduced in wastewater to approximately the strength of typical domestic sewage before it reaches a municipal treatment facility. Davis IWS also provides advanced and secondary treatment systems for direct and indirect discharges. In addition, construction management services, plant operations and maintenance, and treatability/pilot studies are offered by Davis IWS.

    The DAVCO division builds advanced wastewater treatment systems on site which are able to meet the most stringent environmental requirements, including biological nutrient removal systems. DAVCO also builds a tertiary wastewater treatment system, the discharge from which can be used in such applications as golf course irrigation, thereby reducing the demand for potable water.

    The Davis-EMU Group within the DAVCO division sells submersible pumps, mixers and aerators designed and built by the German company EMU Unterwasserpumpen. This equipment is used to pump, mix and aerate wastewater. Davis-EMU is a major supplier of submersibles for large municipal projects in the United States.

    The Davis Process division manufactures, distributes and supplies a variety of technology based products, equipment and services used in the treatment and processing of water and wastewater. The products include ODOPHOS, a solution used for nutrient and hydrogen sulfide removal in wastewater treatment systems; BIOXIDE, a patented biochemical process for the treatment and prevention of hydrogen sulfide in wastewater collection systems; POLYSTAGE scrubbers, a patented line of multistage scrubbers and biofilter systems used primarily for the treatment of contaminated air and vapors generated in collection and treatment systems; and ALKA-PRO, a patented biological process control system for the effective and efficient control of biological treatment processes. Additionally, the Davis Process division provides full service environmental and potable water laboratory analysis, product storage and feed systems, maintenance services and odor surveys.

    The Davis Composting and Residuals Management Group designs, manufactures and markets equipment, processes and service for the treatment and beneficial reuse of water and wastewater residuals. The demand for these products and services has increased significantly in recent years in response to new Environmental Protection Agency regulations related to the processing and beneficial reuse of wastewater residuals. Davis has the largest installed base of residuals compost systems in North America. In addition to residuals compost systems, this group also supplies lime stabilization systems, residuals driers and residuals management services. This complete line of products and services enables Davis to provide our customers with the most efficient and effective solutions to their residual processing needs.

   Selected Consolidated Financial Data

                                                                   Year Ended April 30,
                                      -----------------------------------------------------------------------------
    (In thousands, except share
    data, percentages and ratios)
    FOR THE YEAR                         1995             1994             1993             1992             1991
    ---------------------------       -----------------------------------------------------------------------------
    Net sales.................         $215,649         $202,621         $190,990         $186,719         $203,983
    Income (loss) before
     income taxes and the
     cumulative effect of the
     change in the method of
     accounting for income
     taxes...................          $  5,807        ($  8,395)        $    390        ($  1,250)       ($  1,401)
    Net income (loss) before
     the cumulative effect of
     the change in the method
     of accounting for income
     taxes....................         $  3,448        ($  5,340)        $    194        ($    844)       ($  1,239)
    Cumulative effect of the
     change in the method of
     accounting for income
     taxes....................         $      0         $      0         $    459         $      0         $      0
    Net income (loss).........         $  3,448        ($  5,340)        $    653        ($    844)       ($  1,239)
    Net income (loss) per
     share before the
     cumulative effect of the
     change in the method of
     accounting for income
     taxes...................          $   1.06        ($   1.64)        $   0.06        ($   0.26)       ($   0.38)
    Cumulative effect per
    share of the change in
     the method of accounting
     for income taxes.........         $   0.00         $   0.00         $   0.14         $   0.00         $   0.00
    Net income (loss) per
     share....................         $   1.06        ($   1.64)        $   0.20        ($   0.26)       ($   0.38)
    Cash dividends per share           $   0.08         $   0.00         $   0.00         $   0.10         $   0.29
    Average shares outstanding            3,261            3,261            3,265            3,266            3,270
    Gross margin as a
     percentage of net
     sales....................            14.8%            14.8%            16.5%            15.5%            15.5%
    Net income (loss) as a
     percentage of net
     sales....................             1.6%            (2.6%)            0.3%            (0.5%)           (0.6%)
    Net income (loss) as a
     percentage of beginning
     stockholders' equity.....            15.5%           (19.3%)            2.4%            (3.0%)           (4.1%)


    AT YEAR-END
    --------------------------
    Total assets..............         $ 81,536         $ 82,085         $ 79,341         $ 82,402         $ 88,632
    Working capital...........         $ 30,593         $ 31,731         $ 33,782         $ 41,891         $ 43,767
    Current ratio.............             1.78             1.84             2.19             2.98             2.71
    Long-term debt, less
     current portion..........         $ 14,787         $ 19,425         $ 20,719         $ 30,051         $ 29,868
    Stockholders' equity......         $ 25,332         $ 22,309         $ 27,635         $ 27,089         $ 28,314
    Ratio of stockholders'
     equity to total
     liabilities..............              .45              .37              .53              .49              .47
    Stockholders' equity per
     share....................         $   7.77         $   6.83         $   8.50         $   8.30         $   8.68


   Selected Consolidated Financial Data

                                                                   Year Ended April 30,
                                      -----------------------------------------------------------------------------
    (In thousands, except share
    data, percentages and ratios)
    FOR THE YEAR                         1990             1989             1988             1987             1986
    ---------------------------       -----------------------------------------------------------------------------
    Net sales.................         $193,280         $196,638         $165,182         $124,895         $101,354
    Income (loss) before
     income taxes and the
     cumulative effect of the
     change in the method of
     accounting for income
     taxes...................          $  1,761         $  5,699         $  5,465         $  4,806         $  3,389
    Net income (loss) before
     the cumulative effect of
     the change in the method
     of accounting for income
     taxes....................         $  1,035         $  3,433         $  3,352         $  2,525         $  1,716
    Cumulative effect of the
     change in the method of
     accounting for income
     taxes....................         $      0         $      0         $      0         $      0         $      0
    Net income (loss).........         $  1,035         $  3,433            3,352         $  2,525         $  1,716
    Net income (loss) per
     share before the
     cumulative effect of the
     change in the method of
     accounting for income
     taxes...................          $   0.32         $   1.05         $   1.03         $   0.87         $   0.60
    Cumulative effect per
    share of the change in
     the method of accounting
     for income taxes.........         $   0.00         $   0.00         $   0.00         $   0.00         $   0.00
    Net income (loss) per
     share....................         $   0.32         $   1.05         $   1.03         $   0.87         $   0.60
    Cash dividends per share..         $   0.28         $   0.28         $   0.17         $   0.12         $   0.09
    Average shares outstanding            3,279            3,272            3,245            2,888            2,873
    Gross margin as a
     percentage of net sales..            14.1%            14.6%            13.7%            15.6%            13.8%
    Net income (loss) as a
     percentage of net sales..             0.5%             1.7%             2.0%             2.0%             1.7%
    Net income (loss) as a
     percentage of beginning
     stockholders' equity.....             3.4%            12.5%            17.7%            15.0%            11.2%



    AT YEAR-END
    --------------------------
    Total assets..............         $ 70,295         $ 62,890         $ 60,031         $ 44,296         $ 39,288
    Working capital...........         $ 41,133         $ 36,622         $ 30,429         $ 19,318         $ 18,672
    Current ratio.............             3.31             3.30             2.52             2.11             2.30
    Long-term debt, less
     current portion..........         $ 18,152         $ 14,103         $ 10,548         $  5,694         $  5,889
    Stockholders' equity......         $ 30,430         $ 30,015         $ 27,401         $ 18,936         $ 16,868
    Ratio of stockholders'
     equity to total
     liabilities..............            0.76              0.91             0.84             0.75             0.75
    Stockholders' equity per
     share....................         $  9.37          $   9.29         $   8.51         $   6.61         $   5.87


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

    During fiscal 1995, the Company reported a record year in both net sales and net income. The Company recorded net income of $3,448,000 or $1.06 per share for fiscal 1995 compared to a net loss of $5,340,000 or $1.64 per share for fiscal 1994 and net income of $653,000 or $ .20 per share for fiscal 1993. The Company's net sales for fiscal 1995 were $215,649,000, an increase of $13,028,000, or 6.4%, compared to fiscal 1994 net sales of $202,621,000. Fiscal 1994 net sales reflected a 6.1% improvement over fiscal 1993 net sales of $190,990,000. The improved results for fiscal 1995 compared to fiscal 1994 are due to improved performance by the Company's water distribution business, which reflects the improvement in the economy nationwide, and the shutdown of The Turbitrol Instrumentation and Controls of The Taulman Company ("Taulman") late in fiscal 1994. The results for fiscal 1994 compared to fiscal 1993 reflect the writedown of the Company's investment in Taulman to its realizable value and the establishment of a reserve for the shutdown of the Turbitrol division of Taulman. The adjustment for the write down and reserve resulted in an $8,895,000 pre-tax charge in fiscal 1994. Excluding the writedown and shutdown adjustment, the results for fiscal 1994 would have reflected net income of $499,000 before taxes.

   Net sales

    Net sales for fiscal 1995 increased 6.4% as compared to fiscal 1994, while fiscal 1994 net sales increased 6.1% as compared to fiscal 1993. Set forth below is sales information for the past three fiscal years regarding the Company's principal product classes:

                                                                Year Ended April 30,
                                    ---------------------------------------------------------------------------------------------
                                               1995                              1994                             1993
                                    ---------------------------------------------------------------------------------------------
    (Dollars in thousands)            Amount          Percent           Amount          Percent           Amount          Percent
    --------------------------       --------         -------          --------         -------          --------         -------
    Water distribution equipment
    and supplies:
     Pipes and fittings.......       $ 92,862           43%            $ 76,197           38%            $ 67,317           35%
     Valves, hydrants, water
      meters and accessories..         73,960           34%              68,231           34%              58,930           31%
                                     --------         ------           --------         ------           --------         ------
                                      166,822           77%             144,428           72%             126,247           66%
                                     --------         ------           --------         ------           --------         ------
    Water and wastewater
    equipment:
     Treatment equipment.....          20,721           10%              33,013           16%              42,836           22%
     Pumping equipment.......           6,234            3%               6,678            3%               6,391            4%
     Process materials and
      services...............          21,872           10%              18,502            9%              15,516            8%
                                     --------         ------           --------         ------           --------         ------
                                       48,827           23%              58,193           28%              64,743           34%
                                     --------         ------           --------         ------           --------         ------
    Total                            $215,649          100%            $202,621          100%            $190,990          100%
                                     ========         ======           ========         ======           ========         ======

      Net sales by the Company's water distribution business increased by 15.5% in fiscal 1995 as compared to fiscal 1994 and increased by 14.4% in fiscal 1994 when compared to fiscal 1993. The increase in net sales in each period is attributed to increased activity in the commercial and residential land development and construction markets as a result of the improvement in the national economy and the increased efforts by the Company's sales force to increase sales. This increased activity led to an increased demand for the Company's water distribution products, which resulted in both increased sales volume and generally higher per unit prices.

    Net sales by the Company's water and wastewater treatment business decreased by 16.1% in fiscal 1995 as compared to fiscal 1994 and decreased by 10.1% in fiscal 1994 as compared to fiscal 1993. The decrease in water and wastewater treatment sales for fiscal 1995 is a direct result of the Taulman shutdown in the fourth quarter of fiscal 1994. Operating results for fiscal 1995 exclude the operations of the Turbitrol division of Taulman. (See Note 2 of Notes to Consolidated Financial Statements.) Excluding the effects of the Taulman shutdown, net sales by the remainder of the water and wastewater treatment business increased by 10.8% in fiscal 1995 as compared to fiscal 1994. The increase in net sales was due to the improvement in the economy, which increased the volume of products sold. The decrease in water and wastewater treatment sales for fiscal 1994 as compared to fiscal 1993 is a direct result of reduced sales by Taulman in fiscal 1994.

    Management is cautiously optimistic that sales of distribution products will increase in fiscal 1996 due to anticipated continued improvement in the economy, the land development and construction markets in particular, from lower long-term interest rates.

   Cost of products sold

    The gross profit margin (the difference between net sales and cost of products sold expressed as a percentage of net sales) was 14.8% for both fiscal 1995 and fiscal 1994 and was 16.5% for fiscal 1993. The gross profit margin for fiscal 1995 as compared to fiscal 1994 remained unchanged, although the gross profit margin for fiscal 1995 excluded the operating results of the Turbitrol division of Taulman.

    The overall decrease in the margin for fiscal 1994 as compared to fiscal 1993 was attributable primarily to a decrease in Taulman's gross profit margin to 8.9% in fiscal 1994 from 24.9% in fiscal 1993. During fiscal 1993, the gross profit margin included the settlement of a claim by the Company against the former stockholders of Taulman which resulted in a $495,000 reduction in cost of products sold during fiscal 1993. This served to reimburse the Company for cost overruns on long-term contracts which the Company had previously recognized during fiscal 1991 and fiscal 1992. (See Note 8 of Notes to Consolidated Financial Statements.)

   Selling, general and administrative expenses

    When measured as a percentage of net sales, selling, general and adminis-trative expenses were 11.4%, 14.0%, and 15.7% for fiscal 1995, 1994 and 1993, respectively. The decrease in selling, general and administrative expense as a percentage of net sales for fiscal 1995 as compared to fiscal 1994 is attributed to the 6.4% increase in sales and a $3,978,000 decrease in expenses. The decrease in expenses is primarily due to the exclusion of the operating results of Taulman from the fiscal 1995 operating results and management's continuing efforts to reduce costs where possible.

    The decreased selling, general and administrative expenses as a percentage of net sales for fiscal 1994 as compared to fiscal 1993 is due primarily to the high cost associated with relocating the Company's distribution centers to more profitable markets during fiscal 1993.

   Interest expense

    Interest expense increased by 6.6% in fiscal 1995 as compared to fiscal 1994 and decreased by 11.5% in fiscal 1994 as compared to fiscal 1993. The increase from fiscal 1994 to fiscal 1995 was due primarily to an increase in the average borrowing rate, despite a decline in the average amount of long-term and short-term debt. During fiscal 1995, the Company's average borrowing rate increased 160 basis points, or 25.4%, while average borrowings declined by $3,482,000, or 16.5%, when compared to fiscal 1994. The increase in the average borrowing rate was due to higher rates which were established in connection with a renegotiation of the Sun Bank revolving loan agreement during fiscal 1994. (See Note 4 of Notes to Consolidated Financial Statements). The decrease in average borrowings from fiscal 1995 to fiscal 1994 was a result of management's continued efforts to control inventories and improvements in average days to collect accounts receivable.

    The 11.5% decrease in interest expense from fiscal 1993 to fiscal 1994 was due to a $5,372,000, or 20.2%, decline in average borrowings, despite an increase of 80 basis points, or 14.5%, in the Company's average borrowing rate. The reasons for the decline in average borrowings in fiscal 1994 were the same as in fiscal 1995.

    Management believes that the Company's fiscal 1996 interest expense will decrease slightly from 1995 levels based on a reduction in the Company's average borrowing rate as a result of an amendment in June 1995 to the
   Company's revolving loan agreement with Sun Bank.   (See Note 4 of Notes to

   Consolidated Financial Statements.)

   Provision (benefit) for income taxes

    The effective income tax provision (benefit) rates for fiscal 1995, 1994 and 1993 were 40.6%, (36.4%) and 50.3%, respectively. The effective tax rate for fiscal 1995 was higher than the federal statutory rate due to the impact of state income taxes and an increase in the nondeductible portion of meals and entertainment expenses. The Omnibus Budget Reconciliation Act of 1993 ("OBRA"), which was enacted on August 10, 1993, raised the statutory corporate income rate from 34% on taxable income in excess of $10,000,000 and limited deductibility of meals and entertainment expenses. Based upon OBRA's enactment date, OBRA did not impact fiscal 1994 results of operations, but by limiting the deduction of meals and entertainment costs, OBRA increased income tax expense during fiscal 1995 by approximately $89,000, or $.03 per share.

    The effective tax rate (benefit) for fiscal 1994 was higher than the federal statutory rate due to the additional state income tax benefit, which was somewhat offset by the nondeductible portion of meals and entertainment expenses. The effective rate for fiscal 1993 was higher than the federal statutory rate due to the nondeductible portion of meals and entertainment expenses.

    In the second quarter of fiscal 1994, the Company agreed to a settlement with the Internal Revenue Service ("IRS") in connection with its examination of the Company's federal income tax returns for the four years ended April 30, 1992. The IRS adjustments related principally to the timing of recognition of certain expense items for tax purposes. The aggregate amount allocated to various identifiable intangible assets and their weighted average lives were not significantly changed. The effects of these adjustments did not materially impact the Company's results of operations or financial position.


   LIQUIDITY AND CAPITAL RESOURCES

    The primary sources of liquidity for the Company are funds generated internally from operations and bank borrowings. Set forth below for the past three years is information regarding the sources and amounts of internally generated funds:

                                                 Year Ended April 30,
                                           ----------------------------------
   (In thousands)                            1995        1994          1993
   ------------------------------------    ----------------------------------
  Net income (loss)..................      $3,448      ($5,340)      $  653
   Depreciation and amortization......      2,110        2,689        3,188
   Deferred taxes.....................       (430)      (4,536)        (844)
   Taulman reserve....................     (1,480)       8,895            0
                                           ------       ------       ------
                                           $3,648       $1,708       $2,997
                                           ======       ======       ======

    When internally generated funds have been insufficient to support operations, capital expenditures and acquisitions, the Company has been able to borrow funds to meet its needs.

    At April 30, 1995, the Company had $18,890,000 of available borrowing capacity under its revolving loan agreement with Sun Bank. These available funds, together with a cash balance of approximately $3,746,000, placed the

   Company's potential cash availability at $22,636,000 as of April 30, 1995. As of June 15, 1995, the Company's available borrowing capacity under its Revolving Loan Agreement was reduced by $2,000,000. ( See Note 4 of Notes to Consolidated Financial Statements.) Management believes that the Company's internally generated funds and the amount available under the revolving term loan agreement are sufficient to support its activities for the foreseeable future. At the present time, the Company has no commitments for significant capital expenditures or acquisitions of other businesses.

    The Company's working capital decreased in fiscal 1995 by $1,138,000 when compared to fiscal 1994. The decrease in working capital was due primarily to an increase in accounts payable of $2,921,000 offset by a decrease in inventories of $1,748,000. The Company's working capital decreased in fiscal 1994 by $2,051,000 when compared to fiscal 1993. This decrease in working capital was due primarily to an increase in accounts payable and other accrued liabilities totaling $9,231,000. The major component of the increase in other accrued liabilities was the $5,987,000 reserve established for the shutdown of the Turbitrol Division of Taulman. (See
   Note 2 of Notes to Consolidated Financial Statements). Set forth below is the Company's working capital position and certain liquidity comparisons at the dates indicated:

                                                     April 30,
                                      ------------------------------------
 (In thousands)                          1995          1994         1993
 ------------------------------       ------------------------------------
 Working capital...............        $30,593       $31,731       $33,782
                                       -------       -------       -------
 Cash..........................          3,746         2,100         1,352
 Accounts receivable, net......         39,795        39,158        38,100
 Inventories...................         18,778        20,526        18,076
                                       -------       -------       -------
                                        62,319        61,784        57,528

 Accounts payable..............        (24,158)      (21,237)      (17,715)
 Notes payable and current
  portion of long-term  debt...           (249)         (216)         (294)
                                       -------       -------       -------
                                       $37,912       $40,331       $39,519
                                       =======       =======       =======

      The two most significant tangible assets of the Company are accounts receivable and inventory. The Company measures the effectiveness of its accounts receivable management program by a calculation which estimates the number of days which it takes the Company to collect accounts receivable. For fiscal 1995, the Company's average number of days to collect its accounts receivable decreased 4.6 days as compared to fiscal 1994. The decrease in days outstanding in fiscal 1995 when compared to fiscal 1994 reflected in an increase in accounts receivable of only $637,000, or 1.6%, despite an increase in net sales of 6.4%. For fiscal 1994, the Company's average number of days to collect its accounts receivable decreased by 2.5 days as compared to fiscal 1993. The decrease in average days outstanding in fiscal 1994 when compared to fiscal 1993 is attributable to the $11,631,000 increase in sales with only a $1,058,000 increase in accounts receivable.

    The Company measures the effectiveness of its inventory management program by a calculation which uses average quarterly inventory amounts to estimate the number of times inventory turns on an annual basis. For fiscal 1995, the Company's inventory turns increased by half a complete turn when compared to fiscal 1994 and by over one complete turn when compared to fiscal 1993. The increase is due to management's efforts to maintain a lower level of inventory while continuing to ensure adequate product availability.

                                                   Year Ended April 30,
                                            -------------------------------
                                              1995        1994        1993
         ------------------------------     -------------------------------
         Average days to collect
          accounts receivable..........        61.0       65.6         68.1
         Inventory turns...............         9.2        8.7          7.9

      Average long-term and short-term borrowings decreased by $3,482,000, or 16.5%, during fiscal 1995 when compared to fiscal 1994. This decrease is due to the profitability of the Company, management's efforts to improve collection of accounts receivable and the Company's computerized inventory program which enables the Company to better manage its inventory levels and its purchasing program. The Company's average borrowing rate increased 160 basis points during fiscal 1995 when compared to fiscal 1994 due to higher rates under the Sun Bank revolving loan agreement. (See Note 4 of Notes to Consolidated Financial Statements.) The table below sets forth average borrowing balances and the average interest rate over the past three fiscal years.

                                                             Year Ended April 30,
                                         --------------------------------------------------------
         (Dollars in thousands)                 1995                 1994                 1993
         ------------------------------    ------------------------------------------------------
         Average long-term debt........        $17,146              $20,653              $26,513
         Weighted average interest rate            7.9%                 6.3%                 5.5%

         Average short-term borrowings.           $529                 $504                  $16
         Weighted average interest rate            6.7%                 4.4%                 5.2%


      The payment of cash dividends is approved by the Board of Directors and depends, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. Additionally, under the terms of the Company's line of credit with Sun Bank, any cash dividend payment must be approved by Sun Bank. During the third quarter of fiscal 1992, as a result of losses sustained by the Company, the Board of Directors elected to forego the payment of cash dividends. Due to improved operating results during fiscal 1995, the Board of Directors, with the approval of Sun Bank, elected to pay a cash dividend of $0.08 per share during the third quarter of fiscal 1995 and, with the approval of Sun Bank, paid a second cash dividend of $0.14 per share in the first quarter of fiscal 1996.

   SEASONALITY

    The Company typically experiences a seasonal downturn in the third fiscal quarter of each year. Harsh weather during the third fiscal quarter usually restricts construction activities in the Company's more northern and mountainous sales markets, thereby reducing the demand for the Company's products in these areas. This seasonality is normally reflected in reduced sales and earnings of the Company in the third quarter. Certain portions of the Company's sales markets, notably South Georgia, Florida, Texas, Arizona, Nevada and Southern California, are not significantly affected by the seasonal change. (See Note 10 of Notes to Consolidated Financial Statements.)

   IMPACT OF INFLATION

    Inflationary pressures were moderate over most of the past three years. To date, the Company has been able to offset most cost increases through periodic price increases, labor efficiencies and higher productivity.

   REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Stockholders of DAVIS WATER & WASTE INDUSTRIES, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DAVIS WATER & WASTE INDUSTRIES, Inc. and its subsidiary at April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

       As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.


   Price Waterhouse LLP
   Atlanta, Georgia
   June 16, 1995


   MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The consolidated financial statements included in this report were prepared by the Company in conformity with generally accepted accounting principles. Management's best estimates and judgments were used where appropriate. Management is responsible for the integrity of the financial statements and for other financial information included in this report. The financial statements have been audited by the Company's independent accountants, Price Waterhouse LLP. As set forth in their report, their audit was conducted in accordance with generally accepted auditing standards and formed the basis for their opinion on the accompanying financial statements. They evaluated the system of internal accounting controls and performed such tests and other procedures as they deemed necessary to reach and express an opinion on the fairness of the financial statements.

    The Company maintains a system of internal accounting controls which is designed to provide a reasonable assurance that assets are safeguarded and that the financial records reflect the authorized transactions of the Company. As a part of this process, the Company has an internal auditor who evaluates the adequacy and effectiveness of internal accounting controls.

    The Audit Committee of the Board of Directors is composed of Directors who are neither officers nor employees of the Company. The Committee meets periodically with management, the internal auditor and the independent accountants to discuss auditing, internal accounting control and financial reporting matters. The internal auditor and the independent accountants have full and free access to meet with the Audit Committee, with and without management being present.


   R. Doyle White                      Stan White
   Chairman of the Board,              Secretary/Treasurer
   President and Chief                 and Chief Financial Officer
   Executive Officer

   Consolidated Statement of Operations

                                                                                Year Ended April 30,
                                                          --------------------------------------------------------------
    (In thousands, except share data)                          1995                     1994                      1993
    -----------------------------------------             --------------------------------------------------------------
    Net sales................................                $215,649                 $202,621                  $190,990
    Cost of products sold (Notes 3 and 8)....                 183,654                  172,654                   159,431
                                                             --------                 --------                  --------
    Gross profit margin......................                  31,995                   29,967                    31,559
    Selling, general and administrative                        24,483                   28,461                    30,000
    Interest expense.........................                   1,335                    1,252                     1,415
    Other income, net........................                     308                      246                       246
    Provision for Taulman shutdown and
     related intangible assets (Note 2)......                     678                    8,895                         0
                                                             --------                 --------                  --------
    Income (loss) before income taxes and the
     cumulative effect of the change in the
     method of accounting for income taxes...                   5,807                   (8,395)                      390
    Provision (benefit) for income taxes.....                   2,359                   (3,055)                      196
                                                             --------                 --------                  --------
    Net income (loss) before the cumulative
     effect of the change in the method of
     accounting for income tax...............                   3,448                   (5,340)                      194
    Cumulative effect of the change in the
    method of accounting for income taxes
     (Note 1)................................                       0                        0                       459
                                                             --------                 --------                  --------
    Net income (loss)                                        $  3,448                 $ (5,340)                 $    653
                                                             ========                 ========                  ========
    EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

    Net income per share before the
     cumulative effect of the change in the
    method of accounting for income taxes..                     $1.06                   ($1.64)                    $0.06
    Cumulative effect of the change in the
    method of accounting for income taxes
     (Note 1)...............................                     0.00                     0.00                      0.14
                                                                -----                    -----                     -----
    Net income (loss) per share.............                    $1.06                   ($1.64)                    $0.20
                                                                =====                    =====                     =====
    Weighted average shares outstanding.....                3,261,351                3,260,608                 3,264,830


  (The accompanying notes are an integral part of these financial statements.)

   Consolidated Balance Sheet

                                                                                                       April 30,
                                                                                      -----------------------------------------
    (In thousands, except share data)                                                       1995                        1994
    ----------------------------------------------------------                        -----------------------------------------
    ASSETS
    Current assets:
     Cash and cash equivalents................................                             $  3,746                    $  2,100
     Accounts receivable, less allowance for doubtful accounts
      ($1,135 at April 30, 1995 and $1,338 at April 30, 1994).                               39,795                      39,158
     Inventories (Notes 1 and 3)..............................                               18,778                      20,526
     Prepaid expenses.........................................                                  631                         666
     Costs and estimated earnings in excess of billings on
      uncompleted contracts...................................                                1,097                         972
     Prepaid income taxes.....................................                                    0                          68
     Deferred income taxes (Note 6)...........................                                5,634                       5,837
                                                                                           --------                    --------
       Total current assets...................................                               69,681                      69,327
    Property, plant and equipment: (Notes 1 and 4)
     Land.....................................................                                1,040                       1,211
     Buildings and improvements...............................                                5,667                       6,482
     Manufacturing equipment..................................                                5,633                       5,340
     Transportation and office equipment......................                                8,066                       8,172
     Construction in progress.................................                                  295                          32
                                                                                           --------                    --------
                                                                                             20,701                      21,237
    Less-accumulated depreciation.............................                              (14,407)                    (13,674)
                                                                                           --------                    --------
                                                                                              6,294                       7,563
                                                                                           --------                    --------
     Other assets.............................................                                5,561                       5,195
                                                                                           --------                    --------
                                                                                           $ 81,536                    $ 82,085
                                                                                           ========                    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Current portion of long-term debt (Note 4)....................                        $    249                    $    216
     Accounts payable..............................................                          24,158                      21,237
     Accrued salaries and commissions..............................                           3,735                       3,275
     Other accrued liabilities (Notes 2 and 5).....................                           8,883                       9,889
     Billings in excess of costs and estimated earnings on
      uncompleted contracts........................................                           1,449                       2,201
     Customer deposits.............................................                             614                         778
                                                                                           --------                    --------
      Total current liabilities....................................                          39,088                      37,596
                                                                                           --------                    --------
     Long-term debt, less current portion (Note 4).................                          14,787                      19,425
                                                                                           --------                    --------
     Deferred income taxes (Note 6)................................                             265                         898
                                                                                           --------                    --------
     Other accrued liabilities (Note 5)...........................                            2,064                       1,857
                                                                                           --------                    --------

     Commitments and contingent liabilities (Note 8)...............
     Stockholders' equity (Note 7)
      Common stock, $0.01 par value: 50,000,000 shares authorized;
      3,265,308 shares issued......................................                              33                          33
      Capital in excess of par value...............................                           9,788                       9,788
      Retained earnings............................................                          15,705                      12,539
                                                                                           --------                    --------
                                                                                             25,526                      22,360
     Treasury stock at cost-19,379 shares at April 30, 1995 and
      6,344 shares at April 30, 1994...............................                            (194)                        (51)
                                                                                           --------                    --------
                                                                                             25,332                      22,309
                                                                                           --------                    --------
                                                                                           $ 81,536                    $ 82,085
                                                                                           ========                    ========

 (The accompanying notes are an integral part of these financial statements.)

   Consolidated Statement of Changes in Stockholders' Equity

                                                     Capital
                                                    in excess                                               Total
    (In thousands,                      Common        of par           Retained         Treasury         stockholders'
     except share data)                  stock        value            earnings          stock              equity
    ---------------------------         ------------------------------------------------------------------------------
    Balance at April 30, 1992              $33         $9,788           $17,316           ($48)           $27,089

     Issuance of common stock
    in connection with
    employee benefit plans..                                                (47)           188                141
     Purchase of treasury
      stock...................                                                            (248)              (248)
     Net income...............                                              653                               653
                                           ---         ------           -------          -----            -------
    Balance at April 30, 1993               33          9,788            17,922           (108)            27,635

     Issuance of common stock
    in connection with
      employee benefit plans..                                              (43)           181                138
     Purchase of treasury
      stock...................                                                            (124)              (124)
     Net (loss)...............                                           (5,340)                           (5,340)
                                           ---         ------           -------          -----            -------
    Balance at April 30, 1994               33          9,788            12,539            (51)            22,309

     Issuance of common stock
      in connection with
      employee benefit plans..                                              (21)           122                101
     Purchase of treasury
      stock...................                                                            (265)              (265)
     Dividends paid, $0.08 per
      share...................                                             (261)                             (261)
     Net income...............                                            3,448                             3,448
                                           ---         ------           -------          -----            -------
    Balance at April 30, 1995              $33         $9,788           $15,705          ($194)           $25,332
                                           ===         ======           =======          =====            =======

 (The accompanying notes are an integral part of these financial statements.)

   Consolidated Statement of Cash Flows

                                                              Year Ended April 30,
                                                     --------------------------------------------------
    (In thousands)                                        1995                   1994              1993
    -----------------------------------------        --------------------------------------------------
    OPERATING ACTIVITIES
    Net income (loss)........................          $  3,448              ($  5,340)           $   653
    Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
      Depreciation and amortization..........             2,110                  2,689              3,188
      Provision for Taulman shutdown and
       write off intangible assets...........            (1,480)                 8,895                  0
      Provision for doubtful accounts........               472                    665              1,731
      Loss (gain) on sale of assets..........                 0                     86               (335)
      Deferred income taxes..................              (430)                (4,536)              (385)
      Cumulative effect of the change in the
       method of accounting for income taxes                  0                      0               (459)
      (Increase) decrease in accounts
       receivable............................            (1,109)                (1,723)            (6,200)
      Decrease (increase) in inventories.....             1,748                 (2,450)             3,898
      (Increase) decrease in cost and
       estimated earnings in excess of
       billings..............................              (125)                   280              1,283
      (Increase) in other assets.............              (393)                   (15)               (50)
      (Decrease) increase in billings in
       excess of cost and estimated earnings.              (752)                    32                785
      Increase in accounts payable and
       accrued expenses......................             3,898                  4,290              7,168
                                                       --------               --------            --------
        Net cash provided by operating
         activities..........................             7,387                  2,873              11,277
                                                       --------               --------            --------

    INVESTING ACTIVITIES

    Purchase of property, plant and
     equipment...............................            (1,566)                  (837)               (883)
    Proceeds from sale of property, plant and
     equipment...............................               855                     70                 489
                                                       --------               --------            --------
      Net cash (used in) investing activities              (711)                  (767)               (394)
                                                       --------               --------            --------

    FINANCING ACTIVITIES

    Proceeds from revolving and long-term
     debt....................................            56,292                 54,549              56,380
    Principal payments made on debt..........           (60,897)               (55,921)            (67,734)
    Proceeds from sale of stock..............               100                    138                 141
    Purchase of treasury stock...............              (265)                  (124)               (248)
    Dividends paid...........................              (261)                     0                   0
                                                       --------               --------            --------
     Net cash (used in) financing activities             (5,030)                (1,358)            (11,461)
                                                       --------               --------            --------

    CASH

    Increase in cash during period...........             1,646                    748                (578)
    Cash and cash equivalents at beginning of
     year....................................             2,100                  1,352               1,930
                                                       --------               --------            --------
    Cash and cash equivalents at end of year           $  3,746               $  2,100            $  1,352
                                                       ========               ========            ========

 (The accompanying notes are an integral part of these financial statements.)

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - APRIL 30, 1995, 1994, and 1993


      Note 1 - Description of Business and Summary of Significant Accounting
      Policies:

      DESCRIPTION OF BUSINESS

     The Company manufactures and markets products relating to the distribution and treatment of water.

      BASIS OF PRESENTATION

      The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, The Taulman Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year statements have been reclassified to conform to the current year presentation.

      ACCOUNTS RECEIVABLE

      Accounts receivable at April 30, 1995 and 1994 include amounts under long-term contracts of approximately $4,060,000 and $8,503,000, respectively. Balances billed but not paid by customers pursuant to retainage provisions in long-term contracts will be due upon completion of the contracts and acceptance by the owner and aggregated approximately $2,216,000 and $2,735,000 at April 30, 1995 and 1994, respectively. Approximately $788,000 of these retention balances are expected to be collected during fiscal 1996, with the remainder to be collected during the following year.

      CONCENTRATION OF CREDIT RISK

      The Company grants credit to its customers, who are primarily involved in the construction and real estate industries, including independent contractors, developers, municipalities and industrial customers. To secure its interest in trade accounts receivable, the Company obtains bonds or liens where considered prudent. The majority of the Company's sales are made to customers located in the Southeast. Other important markets include Texas, California and the Rocky Mountain states.

      INVENTORIES

    Inventories are carried at the lower of cost (first-in, first-out) or market value.

      PROPERTY, PLANT AND EQUIPMENT

    Fixed assets are stated at cost. Depreciation is calculated using principally the straight-line method over the estimated useful lives of the assets. Expenditures for additions and improvements are charged to property accounts; maintenance and repairs are charged to expense. Upon retirement or sale, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

    The approximate annual rates of depreciation are 4% to 14% for buildings and improvements, 14% to 20% for manufacturing equipment and 14% to 33 1/3% for transportation and office equipment.

      INTANGIBLE ASSETS

  Intangible assets resulting from the acquisition of certain assets and liabilities of Taulman were being amortized on a straight line basis over their estimated useful lives ranging from one to 40 years. As a result of the shutdown or reorganization of Taulman, these intangibles were written off (see

      Note 2).

      TREASURY STOCK

      Treasury stock is carried at cost determined using the first-in, first-out method. Any excess of cost over proceeds from re-issuance of treasury stock is charged to retained earnings; any excess of proceeds over cost is credited to retained earnings to the extent of any prior charges and thereafter credited to capital in excess of par.

      REVENUE

      Income from short-term contracts for the manufacture or installation of water and wastewater treatment and pumping equipment is recognized at time of shipment or when installation is completed, respectively. Income from long-term contracts for the manufacture of process equipment and control systems used in water and wastewater treatment facilities was recognized on the percentage-of-completion basis; however, revenues are no longer recognized in the Company's operations for these types of contracts due to the shutdown of Taulman. Income is recognized from the sale of water distribution equipment and supplies and process materials and supplies at the time of shipment. Commission income from the sale of products manufactured by others is recognized when the customer's order is shipped by the third party manufacturer.

      INCOME TAXES

  Effective May 1, 1992, the Company elected early adoption of SFAS No. 109, "Accounting for Income Taxes" (FAS 109). The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB
  11) to an asset and liability approach. Previously the Company deferred the past effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. The cumulative effect of this change in accounting principle was a $459,000 reduction in the Company's deferred tax liability. This reduction primarily represented the impact of adjusting deferred taxes to reflect the current federal tax rate of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated. The effect of the change on net income for fiscal 1993, exclusive of the cumulative effect of the change as of May 1, 1992, was immaterial.

    NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding, increased by common equivalent shares determined using the treasury stock method.

     STATEMENT OF CASH FLOWS

     Cash equivalents are considered to be short term, highly liquid investments with original maturities of three months or less.

      Supplemental disclosure of cash flows follows:

                                                                      Year Ended April 30,
                                                      --------------------------------------------------
         (In thousands)                                1995                   1994                 1993
         ----------------------------                 --------------------------------------------------
         Cash paid during the year for:
           Interest...... ..................           $1,429                $1,276               $1,488
           Income taxes.....................            2,423                 1,272                   15
                                                       ------                ------               ------
                                                       $3,852                $2,548               $1,503
                                                       ======                ======               ======

       Note 2 - Provision for Taulman Shutdown and Related Intangible Assets:

       During the fourth quarter of fiscal 1994, the Company adopted a plan to shutdown or reorganize the operations of Taulman. Substantially all of Taulman's operations are contained within its Turbitrol Instrumentation and Control division; these operations are in the process of being shut down. Taulman Composting Systems, an immaterial component of Taulman, was combined with the Company's Process division. The pre-tax loss provision for these actions recorded in fiscal 1994 includes the write-off of intangible assets totalling $2,908,000 associated with Taulman and the accrual of $5,987,000 to provide for anticipated losses during the shutdown period. Accordingly, the results of operations of Taulman during fiscal 1995 were excluded from the results of operations of the Company.

      Taulman is engaged in the environmental pollution control business, primarily through the design, manufacture and sale of process equipment and control systems used in water and wastewater treatment facilities. Revenues and expenses on its long- term contracts are recognized on the percentage-of - completion basis. Taulman has ceased bidding on new contracts, has terminated its sales force and is working to complete its current obligations on long-term contracts during the next two years. The provision for losses during the shutdown period reflects declining revenues and relatively high levels of general and administrative costs necessary to complete the shutdown of these operations.

      During fiscal 1995, activity within the reserve for anticipated losses during the shutdown period is summarized as follows:

                                               Year Ended
         (In thousands)                      April 30, 1995
         ---------------------------         --------------
         Balance, beginning of year               $5,987
         Operating loss of Taulman                (2,158)
         Adjustment to reserve                       678
                                                  ------
         Balance, end of year                     $4,507
                                                  ======

         The adjustment to the reserve represents an increase in the reserve resulting from a revised estimate of the anticipated losses during the shutdown period. There have been no changes to the plan for shutting down Taulman since the adoption of the plan in the fourth quarter of fiscal 1994.

        The Taulman shutdown represents the discontinuation of a product line. Therefore, Taulman's results of operations through the fourth quarter of fiscal 1994 have been included as components of continuing operations in the statement of operations for fiscal 1994 and fiscal 1993. Taulman's results of operations during fiscal 1995 and in future periods have been or will be charged against the reserve for anticipated losses during the shutdown period. Certain income, expense, asset and liability information with respect to Taulman for the three most recent fiscal years is as follows:

                                                    As of or for          As of or for         As of or for
                                                   the year ended        the year ended       the year ended
         (In thousands)                            April 30, 1995        April 30, 1994       April 30, 1993
         -------------------------------------     ---------------------------------------------------------
         Net sales............................         $11,252               $15,871              $24,739
         Cost of products sold................           9,791                14,465               18,583
         Selling, general and administrative
          expense.............................           3,445                 4,302                5,862
         Assets...............................           5,252                12,523               20,431
         Liabilities..........................           2,614                10,111               13,925


        Assets and liabilities at April 30, 1995 1994 and 1993 consisted primarily of accounts receivable, inventory, accounts payable, accrued expenses and intercompany debt.

      Intangible assets written off as a part of the shutdown included a technology licensing agreement of $1,321,000, noncompete agreements of $1,155,000 and goodwill of $432,000. The technology licensing agreement was written off because the Company, in response to changing marketplace demands, elected to forego its exclusive North American rights to this waste composting technology during the fourth quarter of fiscal 1994. Recently developed methods for waste composting are much more economical and substantially reduced the demand for the Company's licensed technology. The noncompete agreements and goodwill were written off because their value will not be recovered as a result of the shutdown.

      Note 3 - Inventories:

      Inventories are summarized as follows:

                                                                 April 30,
                                                     -------------------------------
         (In thousands)                                 1995                  1994
         -------------------------------------       -------------------------------
         Finished goods and products purchased
          for resale..........................         $16,137               $17,689
         Work-in-process......................           2,073                 2,667
         Raw materials and purchased
          components..........................             568                   170
                                                       -------               -------
                                                       $18,778               $20,526
                                                       =======               =======

      Note 4 - Notes Payable and Long-Term Debt:

      The Company's line of credit with Sun Bank, National Association ("SBNA") provided a $32,000,000 revolving term loan as well as an annual $3,000,000 overline facility as of April 30, 1995. The loan agreement required the Company to maintain specified working capital, equity and earnings ratios in addition to minimum levels of tangible net worth. The loan agreement effectively curtailed the payment of cash dividends by specifying certain minimum levels of tangible net worth. Furthermore, the agreement required the Company to obtain SBNA's approval prior to payment of any cash dividends. The Company's accounts receivable and inventory served as collateral under the agreement. The Company was not in compliance with the working capital
  requirement as of April 30, 1995.   On June 15, 1995, the Company and SBNA
  signed a commitment letter that extends the loan maturity through April 30, 1997, provides specific guidelines that the Company must meet to eliminate the security interest that SBNA has on the Company's accounts receivable and inventory, eliminates the working capital requirement with which the Company was not in compliance at April 30, 1995 and limits the amount that the Company may spend in connection with acquisitions to $2,500,000 per year during the term of the loan agreement without the prior consent of SBNA.

      As of April 30, 1995, the interest on balances outstanding under the SBNA revolving term note was payable at SBNA's prime commercial rate. The Company pays a commitment fee equal to one-fourth of one percent per annum on the average daily unused portion of the revolving term note. The June 15, 1995 commitment letter allows the Company the option to change between the then current prime rate or the then current LIBOR rate plus two percent for advances under the revolving term loan.

            Notes payable and long-term debt consist of:

                                                                                               April 30,
                                                                                      --------------------------
    (In thousands)                                                                      1995              1994
    --------------------------------------------------------------------------------- --------------------------
    Revolving term loan due March 1996 with interest at prime; maturity was extended to April 30, 1997 by a signed commitment between SBNA and the Company dated June
      15, 1995 ......................................................................    $13,110           $17,790
    Promissory note with interest at prime with monthly installment payments through
      December 1996 secured by an airplane with a net book value approximating $442
      and $665 at April 30, 1995 and  1994, respectively.............................        242               373
    Capitalized lease with interest at 7.70% with monthly installment payments
      through April 1998.............................................................         75                 0
    Capitalized lease with interest at 8.61% with monthly installment payments
      through December 1994..........................................................          0                83
    Capitalized lease with interest at 4.90% with monthly installment payments
      through February 1998..........................................................        248                 0
    Loans payable to insurance companies with interest at varying rates secured by cash surrender value of life insurance policies approximating $1,818 and $1,673
      at April 30, 1995 and 1994, respectively.......................................      1,361             1,395
                                                                                         -------           -------
                                                                                          15,036            19,641
    Amounts due within one year                                                              249               216
                                                                                         -------           -------
    Amounts due after one year                                                           $14,787           $19,425
                                                                                         =======           =======


     Annual maturities of long-term debt in each of the succeeding five years from April 30, 1995 are approximately $249; $13,323; $103; $0; and $0 respectively. Loans payable to insurance companies secured by cash surrender value in the amount of $1,361 do not have a stated maturity date.

      Note 5 - Pension Plan:

      The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest average compensation earned during any consecutive five-year period within the last ten years of employment, reduced by payments from Social Security. Pension cost is funded at amounts determined by management but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (ERISA). At April 30, 1995, the assets of this Plan included cash equivalents and equity and fixed income mutual funds. Participants of certain acquired companies received service credit for vesting in the Plan upon date of acquisition or termination of any former benefit plans. The cost of these benefits will be amortized over 18 years, which is the average remaining service period of the participants.

      The Company also has a supplemental defined benefit pension plan (the Supplemental Plan) covering all Company officers. The Supplemental Plan provides for annual disability benefits in amounts of 50% - 80% of base pay at the time of the disabling injury, to be paid to participants who become permanently disabled. This benefit will terminate at age 65. Additionally, the Supplemental Plan provides for retirement benefits to participants representing approximately 50% - 80% of base pay at the date of retirement, reduced by payments from Social Security. These retirement benefits will be paid over the expected lifetime of the participant. The Company has not funded the Supplemental Plan. This plan is not subject to ERISA funding requirements. The Company intends to fund the Supplemental Plan as benefits are paid.


                                            60
<PAGE)






        Net periodic pension cost of these plans for fiscal 1995, 1994 and 1993 included the following components:

                             Year Ended April 30, 1995        Year Ended April 30, 1994         Year Ended April 30, 1993
                            ---------------------------     -----------------------------     ------------------------------
                               Assets      Accumulated         Assets        Accumulated         Assets         Accumulated
                               Exceed        Benefits          Exceed          Benefits          Exceed           Benefits
                             Accumulated     Exceed          Accumulated       Exceed          Accumulated        Exceed
    (In thousands)             Benefits      Assets            Benefits        Assets            Benefits         Assets
    ------------------      ---------------------------     -----------------------------     ------------------------------
    Service cost
     benefit earned
     during the
     period...........          $350           $ 40             $362             $ 37             $360             $ 41
    Interest cost on
     projected benefit
     obligation.......           613            112              623              114              635              111
    Actual return on
     plan assets......          (900)                           (809)                             (642)
    Net amortization
     and deferral.....            37             73               25               71               (3)              73
                                -----          -----            -----            -----            -----            -----
    Net periodic
     pension cost.....          $100           $225             $201             $222             $350             $225
                                =====          =====            =====            =====            =====            =====

       Assumptions used to determine net periodic pension cost for these plans for fiscal 1995, 1994 and 1993 were:

                                                                                  As of April 30,
                                                                           ------------------------------
                                                                            1995        1994        1993
                                                                           ------------------------------
    Discount rates........................................................  7.5%          7.5%         8.5%
    Rates of increase in compensation levels............................... 4.5%          4.5%         5.0%
    Expected long-term rate of return on assets............................ 9.0%          9.0%         9.0%



        The following table sets forth these plans' funded status and amounts recognized on the Company's consolidated balance sheet at April 30, 1995 and April 30, 1994.

                                             April 30, 1995                      April 30, 1994
                                       ------------------------------   ---------------------------------
                                         Assets          Accumulated         Assets         Accumulated
                                         Exceed           Benefits           Exceed          Benefits
                                       Accumulated         Exceed          Accumulated        Exceed
    (In thousands)                      Benefits           Assets           Benefits          Assets
    ---------------------------------  ------------------------------   ---------------------------------
    Actuarial present value of
     benefit obligations:
      Accumulated benefit obligation
       Vested........................  $6,982                $1,602              $6,405                 $1,560
       Nonvested.....................     298                                       311
                                       ------               -------              ------                -------
                                       $7,280                $1,602              $6,716                 $1,560
                                       ======               =======              ======                =======
    Plan assets at fair value........  $9,180                                    $8,571
    Projected benefit obligation.....   9,007                $1,602               8,240                 $1,560
                                       ------               -------              ------                -------
    Projected benefit obligation less
     than (in excess of) plan assets.     173                (1,602)                331                 (1,560)
    Unrecognized prior service costs.    (149)                  367                (116)                   444
    Unrecognized net loss (gain).....     410                   (74)                409                    (49)
    Additional liability.............    (274)                                      (372)
    Unrecognized net asset at May 1,
     1995 being amortized over 19
     years and 15 years,
     respectively....................    (812)                  (19)               (902)                   (23)
                                       ------               -------              ------                -------
    Pension (liability) recognized in
     the balance sheet...............   ($378)              ($1,602)              ($278)               ($1,560)
                                       ======               =======              ======                =======


         Note 6 - Income Taxes:

        The components of the provision for income tax expense (benefit) are as follows:

                                                     Year Ended April 30,
                                     --------------------------------------------------
                                       1995                  1994                  1993
                                     --------------------------------------------------
         Current tax expense:
          Federal..............       $2,297                 $1,237               $498
          State................          492                    244                 94
         Deferred tax (benefit)
          Federal..............         (362)                (3,820)              (354)
          State................          (68)                  (716)               (42)
                                      ------                -------              -----
                                      $2,359                ($3,055)              $196
                                      ======                =======              =====

       Deferred tax liabilities (assets) recorded under FAS 109 are comprised of the following at April 30, 1995 and 1994 :

                                                                                    April 30,
                                                                      --------------------------------
    (In thousands)                                                          1995                1994
    --------------------------------------------------------          --------------------------------
    Deferred tax liabilities:
    Depreciation............................................            $   211               $   386
    Change in the method of inventory accounting for income
     tax purposes...........................................                393                   673
                                                                        -------               -------
     Gross deferred tax liabilities..........................               604                 1,059
                                                                        -------               -------
    Deferred tax assets:
     Pension................................................               (725)                 (610)
     Vacation...............................................               (365)                 (356)
     Other employee benefit plans...........................               (413)                 (146)
     Warranty reserves......................................               (177)                 (125)
     Inventory..............................................               (639)                 (570)
     Allowance for doubtful accounts........................               (431)                 (508)
     Noncompete agreements..................................               (187)                 (280)
     Shutdown reserve for Taulman...........................             (2,488)               (3,072)
     Other..................................................               (548)                 (331)
                                                                        -------               -------
      Gross deferred tax assets.............................             (5,973)               (5,998)
                                                                        -------               -------
                                                                        ($5,369)              ($4,939)
                                                                        =======               =======


     A reconciliation between the actual income tax expense (benefit) and the amount computed by applying the federal income tax rate (34.0%) in 1995, 1994 and in 1993 to pre- tax income from continuing operations follows:

                                                                                           Year Ended April 30,
                                                                                 -------------------------------------
    (In thousands)                                                                    1995         1994         1993
    -------------------------------------------------------------------          -------------------------------------
    Computed amount based on federal statutory rate.....................             $1,974       ($2,854)     $  132
    Increases (reductions) in taxes:
    State income taxes, net of federal income tax
    benefit.............................................................                232          (332)         16
    Tax on meals and entertainment expense disallowed...................                132            54          55
    Other...............................................................                 21            77          (7)
                                                                                     ------       -------      ------
    Provision (benefit).................................................             $2,359       ($3,055)     $  196
                                                                                     ======       =======      ======


      Note 7 - Stockholders' Equity:

      During the third quarter of fiscal 1995, the Board of Directors approved
  the   Davis Water & Waste Industries, Inc. 1994 Employee Stock Option Plan
  (the " Employees Plan") and the Davis Water & Waste Industries, Inc. Directors Stock Option Plan (the "Directors Plan"). Both Plans are subject to approval by the stockholders of the Company at the 1995 Annual Meeting of Stockholders on September 8, 1995.

      Under the Employees Plan and the Directors Plan (the "Plans"), options to acquire up to 250,000 and 75,000 shares of the Company's common stock, respectively, may be granted to employees and outside directors of the Company, respectively, by a committee of the Board of Directors. No options may be granted after ten years from the date of approval of the Plans by the Board. Options granted under the Plans vest evenly over five years and are exercisable for a period not exceeding ten years after the date of grant at a price equal to the quoted market value of the common stock as of the date of grant. Optionees may exercise the options by paying cash, exchanging Company stock having a quoted market value equal to or less than the exercise price, by instructing the Company to retain shares of stock upon the exercise of the option with a quoted market value equal to the exercise price as payment, or exchanging property or services as may be acceptable to the committee of the Board. The options are not transferrable except to the optionee's beneficiaries. The Plans may be amended or terminated at the discretion of the Board. Compensation expense is accrued for the Plans for options as earned by the optionees as the difference between the quoted market price at the period end and the option price multiplied by the number of options. Accrued compensation expense is adjusted for the changes in the quoted market value of the stock from period to period. At April 30, 1995, total compensation expense accrued for the Plans aggregated approximately $74,000.

      Under the Employees Plan, the Board granted options to acquire 162,660 shares to certain Company officers at an option price of $7.75 per share, which was equal to the quoted market price for the shares of the Company's common stock at the date of grant. All such options were outstanding at April 30, 1995. No options were exercised, cancelled or expired during fiscal year 1995. At April 30, 1995, options for the purchase of 87,340 shares of common stock were available to be granted under the Employees Plan.

      Under the Directors Plan, options to acquire 32,000 shares of common stock were granted to the outside directors of the Company at an option price of $7.75 per share, which was equal to the quoted market price for the shares of the Company's common stock at the date of grant. All such options were outstanding at April 30, 1995. No options were exercised, cancelled or expired during fiscal 1995. At April 30, 1995, options for the purchase of 43,000 shares of common stock were available to be granted under the Directors Plan.

      During fiscal 1989, the stockholders of the Company approved a qualified employee stock purchase plan (the"1988 ESP Plan"). During fiscal 1992, the stockholders of the Company approved an amendment to the 1988 ESP Plan increasing the shares of common stock reserved for issuance under this plan from 80,000 to 160,000 shares. Under the terms of the 1988 ESP Plan, all regular full time employees and officers of the Company may purchase common stock of the Company quarterly at 85% of the lower of market value on the offering date or the termination date of the offering period. The 1988 ESP Plan will terminate at such time as all shares made available under the plan have been issued. During fiscal 1995, 1994, and 1993, 13,616, 24,225 and 28,485 shares, respectively, were issued under the plan, and at April 30, 1995, 24,497 shares of common stock were reserved and available for issuance.

      During August 1988, a Long-Term Incentive Plan (the "Incentive Plan") was approved by the Company's stockholders. The Board of Directors had previously approved the Incentive Plan whereby certain key officers (the participants) would become eligible to receive performance shares provided the Company achieves specified financial goals over four year periods. Performance shares represent rights to receive common stock or, at the election of the participant, a combination of cash and common stock. Under this plan, participants were granted 55,642 performance shares during fiscal 1993.
  During fiscal 1995, 349 shares of common stock were distributed and payments of $2,967 were made to participants under the 1991-1994 Incentive Plan.
  During fiscal 1994 and fiscal 1995, the Board of Directors determined not to approve a Long-Term Incentive Plan for key officers but instead proposed the adoption of a stock option plan for the key employees of the Company (as discussed above).

      The cost of the Incentive Plan is limited to twice the grant price at the grant date of the maximum number of performance shares issuable. The grant price is determined by the higher of the book value per share or the average of the closing price of the Company's common stock for a period prior to and following the public release of the preceding year's annual earnings. The grant price of the performance shares granted during fiscal 1993 was $8.30. The estimated costs of the Incentive Plan are charged to income over the applicable four year periods. During the fiscal years ended April 30, 1995, April 30, 1994 and April 30, 1993, no income or expense was recognized.

      The Company purchases shares of its common stock to be held as treasury stock until needed for issuance through the Company's employee stock plans and directors and employees stock option plans discussed above.

      On December 15, 1989, the Board of Directors of the Company adopted a Share Rights Plan and, in connection therewith, declared a dividend distribution of one Right for each outstanding share of the Company's common stock to stockholders of record at the close of business on January 8, 1990. The Company had 3,248,621 shares of its common stock outstanding at such date. The Share Rights Plan generally provides that 20 days following a public announcement that a person or a group of affiliated or associated persons have become owners of 10% or more of the Company's common stock (and have thus become an "Acquiring Person"), each Right will entitle the registered holder to purchase from the Company common stock at a purchase price per share equal to 20% of current market value. Any Rights beneficially owned by an Acquiring Person or any of the Acquiring Person's affiliates or associates are not exercisable. The number of shares that each holder of a Right will be entitled to receive upon exercise is equal to one share of common stock multiplied by a fraction, the numerator of which is the number of shares of common stock outstanding on the date of the first public announcement that a person has become an Acquiring Person (the "Stock Acquisition Date") and the denominator of which is the number of Rights outstanding on the Stock Acquisition Date that are not beneficially owned by the Acquiring Person or its affiliates or associates. Until such time as the Rights become exercisable, (a) the Rights will be evidenced by the common stock certificates and will be transferred with and only with such common stock certificates, (b) new common stock certificates issued after January 8, 1990 will contain a notation incorporating the Rights Agreement by reference and (c) the surrender for transfer of any certificates for common stock will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

      On June 16, 1995, the Board of Directors approved a cash dividend of fourteen cents ($0.14) per share, totalling $454,000, to all stockholders of record at the close of business on June 26, 1995. This dividend was paid on July 3, 1995.

      Note 8 - Commitments and Contingent Liabilities:

      The Company leases certain warehouse facilities and equipment, principally trucking equipment, under operating leases. Certain leases provide for additional rental based on actual usage and many leases have renewal options. Under some leases the Company agrees to pay insurance costs and increases in property taxes. Total rent expense amounted to approximately $3,009,000 in

  1995, $3,141,000 in 1994, and $3,458,000 in 1993,  of which $251,000, $250,000 and $254,000 was for truck rental based on mileage. The Company leases certain computer equipment and a front end loader under noncancelable capital lease agreements (see Note 4). The original capitalized cost of leases included in property and equipment was $318,000. As of April 30, 1995 the net book value of leased equipment totaled $304,808. Minimum lease and rental commitments under non-cancelable capital and operating leases in effect at April 30, 1995 are as follows:

           Year Ending
             April 30                                             Capital        Operating             Total
          (In thousands)                                          Leases           Leases           Commitments
    -------------------------------------------------------      ----------------------------------------------
          1996............................................          $123             $2,091           $2,214
          1997............................................           121              1,597            1,718
          1998............................................           104              1,127            1,231
          1999............................................                              834              834
          2000............................................                              313              313
       2001-2003..........................................                               53               53
                                                                    -----            ------           ------
    Total minimum lease payments..........................          $348             $6,015           $6,363
    Less-Amount representing interest.....................           (25)            ======           ======
                                                                    -----
    Present value of minimum lease payments...............          $323
                                                                    =====

      During fiscal 1993, the Company filed a claim against the former stockholders of Taulman. Through the claim, the Company, pursuant to certain indemnification provisions in the acquisition agreement, sought to be reim-bursed for losses incurred in connection with certain long-term contracts in existence at the date of acquisition. The claim was resolved during the second quarter of fiscal 1993 when the Company received $1,100,000 in cash in full settlement of such claim. Approximately $605,000 of the settlement was applied to establish the necessary reserves for the long-term contracts. The remaining $495,000 was recorded as a reduction of cost of products sold during the second quarter of fiscal 1993 because the Company had previously recognized the cost to complete these long-term contracts in earlier reporting periods.

     The nature of the Company's business results in a certain amount of litigation. Accordingly, the Company is a party (as plaintiff and defendant) to a number of lawsuits incidental to its business, and in certain of such matters, claims have been asserted against the Company in substantial amounts. Management believes that the Company has meritorious defenses to these claims, and the Company, together with its insurance carriers, is vigorously defending these claims.

 Note 9 - Fair Value Of  Financial Instruments

   Cash, Cash Equivalents and Long-term Notes Receivable

     The carrying amount reflected in the consolidated balance sheet approximates the fair value of cash, cash equivalents and long-term notes receivable.

   Notes Payable and Long-term Debt

     Substantially all of the balance of notes payable and long-term debt is represented by a variable rate revolving term loan. Because this variable rate approximates a market rate of interest at year end, the carrying amount of notes payable and long-term debt approximates fair value.

  Note 10 - Quarterly Financial Data (unaudited)

     Summarized unaudited quarterly consolidated financial data is as follows:

      (In thousands,                                                      Net                Income              Dividends
         except per share       Net                Gross                Income               (Loss)                Paid
         amounts)              Sales               Profit               (Loss)              Per Share            Per Share
         ----------------    ----------------------------------------------------------------------------------------------
         1995 Fiscal
         Quarter
          First               $ 50,914             $ 7,250              $  518                $0.16                $0.00
          Second                56,056               8,754               1,299                 0.40                 0.00
          Third                 52,730               7,868                 776                 0.23                 0.08
          Fourth                55,949               8,123                 855                 0.27                 0.00
                              --------             -------              ------                -----                -----
                              $215,649             $31,995              $3,448                $1.06                $0.08
                              ========             =======              ======                =====                =====

         1994 Fiscal
         Quarter
          First               $ 46,101             $ 7,435              $    71                $0.02               $0.00
          Second                51,212               7,650                   60                 0.02                0.00
          Third                 49,992               7,230                   87                 0.03                0.00
          Fourth                55,316               7,652               (5,558)               (1.71)               0.00
                              --------             -------              -------               ------               -----
                              $202,621             $29,967              ($5,340)              ($1.64)              $0.00
                              ========             =======              =======               ======               =====

     The net income for the fourth quarter of fiscal 1995 includes an additional provision of $678,000 for management's revised estimate of the Taulman shutdown reserve. The net loss for the fourth quarter of fiscal 1994 was a result of a $2,908,000 write-down in the investment in Taulman to its realizable value and the establishment of a $5,987,000 shutdown reserve for Taulman. See Note 2.

      BOARD OF
      DIRECTORS

      Joe E. Beverly
       Vice Chairman of the Board of Synovus
       Financial Corp. of Columbus, Georgia

      O. Larry Comer
       Senior Partner of Comer Associates, an
       investment partnership, and Chairman of the Board of Caravelle Boats, Inc., a boat manufacturer

      Robert P. Crozer
       Vice Chairman of the Board of Flowers  Industries,
       Inc., a diversified food products company

      H. Forbes Davis
       Retired executive officer of the Company

      Jasper C. Davis III
        Retired executive officer of the Company

      R. R. Davis
       Vice Chairman of the Board of the Company

      Thomas R. Pledger
       Chairman of the Board and Chief Executive Officer of Dycom
       Industries, Inc., a telecommunications and electrical services corporation

      R. Doyle White
       Chairman of the Board, President and Chief Executive Officer of the Company


      OFFICERS

      R. Doyle White
       Chairman of the Board, President and Chief Executive Officer of the Company

      Larry May
       Executive Vice President and Chief Operating Officer of the
       Company

      Robert H. Pless
       Vice President and General Manager - Davco Division

      Robert D. Tatum
        Vice President and General Manager - Process Division

      Stan White
       Secretary-Treasurer and Chief Financial Officer

      STOCKHOLDER INFORMATION

      Corporate Headquarters                  General Counsel
      Davis Water & Waste Industries, Inc.    Alexander & Vann
      1820 Metcalf Avenue                     218 East Jackson Street
      Thomasville, Georgia  31792             Thomasville, Georgia 31792
      (912) 226-5733

      Financial Public Relations              Independent Accountants
      Porter, LeVay & Rose, Inc.              Price Waterhouse LLP
      225 West 34th Street                    50 Hurt Plaza Suite 1700
      New York, New York  10001               Atlanta, Georgia  30303

      Stock Prices and Cash Dividends         Special Counsel
      The Company's Common Stock is listed    Long, Aldridge & Norman
      on the New York Stock Exchange under    One Peachtree Center,
      the symbol "DWW."  The table below      Suite 5300
      sets forth the high and low closing     303 Peachtree Street
      sales prices of the Common Stock and    Atlanta, Georgia  30308
      the cash dividends paid per share
      for each quarter during fiscal 1995
      and fiscal 1994.

                                          1995                                                 1994
                         --------------------------------------              ---------------------------------------
                                                      Dividends                                          Dividends
                                                       paid per                                           paid per
                            High            Low          share                High              Low         share
    ---------------       --------------------------------------             ---------------------------------------
    First Quarter         $ 8.875          $7.500            .00             $7.125           $5.875            .00
    Second Quarter          9.250           7.875            .00              7.000            5.750            .00
    Third Quarter          10.000           7.625            .08              8.000            5.750            .00
    Fourth Quarter         10.000           8.500            .00              8.625            6.750            .00

      As of July 21, 1995, there were approximately 690 record holders of the Company's Common Stock. The total amount of dividends paid by the Company during each of the past ten fiscal years is set forth in Selected Consolidated Financial Data on page 6 and 7 of this report. Restrictions on the amount of dividends the Company may pay are described in Note 4 of Notes to Consolidated Financial Statements. Dividends are disbursed by Wachovia Bank of North Carolina, P.O. Box 3001, Winston-Salem, North Carolina 27102.

      Transfer Agent and Registrar
      Wachovia Bank of North Carolina
      Winston-Salem, North Carolina  27102
      (800) 633-4236

      Changes of address, questions regarding lost certificates, requests for changes in registration and other general correspondence concerning stockholders' accounts should be directed to the Transfer Agent.

     Annual Meeting
 The 1995 Annual Meeting of Stockholders of Davis Water & Waste Industries, Inc. will be held on Friday, September 8, 1995 at the Garden Center located at 1002 South Broad Street, Thomasville, Georgia 31792 at 11:00 A.M. Proxy materials and a notice of the meeting addressed to stockholders of record on July 21, 1995 are included in the mailing of this report. Stockholders are cordially invited to attend.

      Form 10-K
 A copy of the Company's Annual Report on Form 10-K for fiscal 1995 (without exhibits), as filed with the Securities and Exchange Commission, will be sent without charge to any stockholder who submits a written request to:

        Mr. Stan White
        Secretary-Treasurer
        Davis Water & Waste Industries, Inc.
        1820 Metcalf Avenue
        Thomasville, Georgia  31792

      DAVIS WATER & WASTE INDUSTRIES, Inc.

      List of Locations


      DAVIS METER & SUPPLY                     DAVIS PROCESS
       Sales Office/Service Center             Sales Office/Warehouse
        Cape Coral, FL                         Laguna Nigel, CA
        Jacksonville, FL                       Wilmington, DE
        Ocala, FL                              Tallevast, FL
        Orlando, FL                            Canton, GA
        Pensacola, FL                          Granite City, IL
        Tallahassee, FL                        Florence, SC
        Tampa, FL                              Seguin, TX
        West Palm Beach, FL
        Kennesaw, GA                           DAVCO
        Savannah, GA                           Sales Office/Manufacturing
        Asheville, NC                          Thomasville, GA
        Charlotte, NC
        Raleigh, NC                            EMU-SUBMERSIBLE PUMPS
        Knoxville, TN                          Sales Office/Warehouse
        Nashville, TN                          Thomasville, GA

      TAYLOR-JETT COMPANY
        Sales Office/Service Center
        South El Monte, CA

      WATERWORKS EQUIPMENT COMPANY
        Sales Office/Service Center
        Bullhead City, AZ
        Las Vegas, NV
        Ogden, UT

      McALLEN PIPE & SUPPLY COMPANY
        Sales Office/Service Center
        Corpus Christi, TX
        Laredo, TX
        McAllen, TX
        San Antonio, TX



      ABOUT THE LOGO ...

  The Davis Water & Waste Industries, Inc. logo is the Theta sign. This Greek letter is identified as the universal symbol for ecology and has been adopted to signify our goal to meet the growing demand for clean water.

                                        Exhibit 23


               Consent of Price Waterhouse to incorporation of accountant's reports into the Company's Registration Statement on Form S-8,
                                       No. 33-43032

                            CONSENT OF INDEPENDENT ACCOUNTANTS





  We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-43032) of Davis Water & Waste Industries, Inc. of our report dated June 16, 1995 included in the Annual Report to Stockholders which is incorporated by reference of our report on the Financial Statement Schedules, included in this Form 10-K.





      PRICE WATERHOUSE LLP

      Atlanta, Georgia
      July 21, 1995

                                        Exhibit 24


                                    Powers of Attorney

                                     POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1995, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              This 27th day of July, 1995.



                              /s/ Thomas R. Pledger
                              Thomas R. Pledger

                                     POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1995, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              This 28th day of July, 1995.


                              /s/ Robert P. Crozer
                              Robert P. Crozer

                                     POWER OF ATTORNEY


       KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1995, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              This 28th day of July, 1995.


                              /s/ O. Larry Comer
                              O. Larry Comer

                                     POWER OF ATTORNEY


         KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1995, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              This 28th day of July, 1995.



                              /s/ Joe E. Beverly
                              Joe E. Beverly

                                     POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1995, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              This 27th day of July, 1995.



                              /s/ H. Forbes Davis
                              H. Forbes Davis

                                     POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1995, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              This 27th day of July, 1995.



                              /s/ Jasper C. Davis
                              Jasper C. Davis

                                     POWER OF ATTORNEY


        KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1995, and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                              This 26th day of July, 1995.



                              /s/ R. R. Davis
                              R. R. Davis