Form 10-Q
period 1995-07-31
DAVIS WATER & WASTE INDUSTRIES INC
filed 1995-09-14
CIK 27326

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                For the Quarterly Period Ended July 31, 1995

                                     OR

          [   ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                  For the Transition Period from ___ to___

                       Commission File Number 1-9467

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Georgia                               58-0959907
          ------------------------                ------------------
         (State of incorporation)                  (I.R.S. Employer
                                                  Identification No.)

              1820 Metcalf Avenue, Thomasville, Georgia  31792
       --------------------------------------------------------------
        (Address of principal executive offices, including zip code)

                               (912) 226-5733
          ________________________________________________________
            (Registrant's telephone number, including area code)

                            ___________________

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
     filing requirements for the past 90 days.   Yes   X   No ___

     Indicate the number of shares of each of the issuer's classes of common stock outstanding as of the latest practicable date.

              Class                  Outstanding at September 8, 1995
     -----------------------------   ---------------------------------
     Common Stock, $0.01 Par Value             3,228,594 Shares

                                Page 1 of 33
                        index of exhibits on Page 16

                 DAVIS WATER & WASTE INDUSTRIES, Inc.

                     Quarterly Report on Form 10-Q
                  For the Quarter Ended July 31, 1995

                           Table of Contents
      Item                 -----------------               Page
      Number        PART I -- FINANCIAL INFORMATION       Number
      ------                                              ------
        1      Financial Statements:

               Condensed Consolidated Balance
               Sheet--July 31, 1995, April 30, 1995 and
               July 31, 1994                                  3

               Condensed Consolidated Statement of
               Operations--Three Months Ended July 31,
               1995 and 1994                                  5

               Condensed Consolidated Statement of
               Changes in Stockholders' Equity--July
               31, 1995, April 30, 1995 and July 31,
               1994                                           6

               Condensed Consolidated Statement of Cash
               Flows--Three Months Ended July 31, 1995
               and 1994                                       7

               Notes to Condensed Consolidated
               Financial Statements                           8

        2      Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     9



                      PART II--OTHER INFORMATION

        4      Submission of Matters to a Vote of
               Security Holders                              13

        6      Exhibits and Reports on Form 8-K              14

                              SIGNATURES                     15

                           INDEX OF EXHIBITS                 16

                       PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements


                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                                (Unaudited)
                               (in thousands)

                                                                    July 31,         April 30,        July 31,
                                                                      1995             1995             1994
                                                                    --------         ---------        -------
         Current assets:

          Cash and cash equivalents                                 $ 3,188          $ 3,746          $ 2,398
                                                                    -------          -------          -------
          Accounts receivable, less allowance for doubtful
           accounts ($1,165 at July 31, 1995, $1,135 at April
           30, 1995, and $1,376 at July 31, 1994)                    38,364           39,795           38,404
                                                                    -------          -------          -------
          Inventories:
           Finished goods and products purchased for resale          17,092           16,137           19,223
           Work-in-process                                            2,521            2,073            2,854
           Raw materials and purchased components                       887              568              189
                                                                    -------          -------          -------
              Total inventories                                      20,500           18,778           22,266
                                                                    -------          -------          -------
          Prepaid expenses                                            1,213              631              779
                                                                    -------          -------          -------
          Cost and estimated earnings in excess of billings
           on uncompleted contracts                                   1,099            1,097            1,094
                                                                    -------          -------          -------

          Deferred income taxes                                       5,270            5,634            5,595
                                                                    -------          -------          -------
              Total current assets                                   69,634           69,681           70,536
                                                                    -------          -------          -------
         Property, plant and equipment                               20,831           20,701           21,483
         Less-accumulated depreciation                              (14,646)         (14,407)         (14,077)
                                                                    -------          -------          -------
                                                                      6,185            6,294            7,406
                                                                    -------          -------          -------
         Other assets                                                 5,579            5,561            5,129
                                                                    -------          -------          -------
                                                                    $81,398          $81,536          $83,071
                                                                    =======          =======          =======

         See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                (Unaudited)
                     (in thousands, except share data)

                                                                    July 31,         April 30,        July 31,
                                                                      1995              1995            1994
                                                                    --------         ---------        --------
         Current liabilities:

          Current portion of long-term debt                         $   253          $   249          $   207

          Accounts payable                                           21,230           24,158           21,572

          Accrued salaries and commissions                            3,118            3,735            2,768

          Other accrued liabilities                                   8,934            9,497           10,355

          Billings in excess of costs and estimated earnings
           on uncompleted contracts                                   1,235            1,449            2,477
                                                                    -------          -------          -------

            Total current liabilities                                34,770           39,088           37,379
                                                                    -------          -------          -------
         Long-term debt, less current portion                        18,582           14,787           20,163
                                                                    -------          -------          -------
         Deferred income taxes                                          119              265              749
                                                                    -------          -------          -------
         Other accrued liabilities                                    2,139            2,064            1,928
                                                                    -------          -------          -------
         Stockholders' equity:

          Common stock, $0.01 par value, 50,000,000 shares
           authorized and 3,265,308 shares issued                        33               33               33
          Capital in excess of par value                              9,788            9,788            9,788
          Retained earnings                                          16,409           15,705           13,051
                                                                    -------          -------          -------
                                                                     26,230           25,526           22,872
          Treasury stock at cost - 36,714 shares at July 31,
           1995, 19,379 shares at April 30, 1995 and 2,525
           shares at July 31, 1994                                     (442)            (194)             (20)
                                                                    -------          -------          -------
            Total stockholders' equity                               25,788           25,332           22,852
                                                                    -------          -------          -------
                                                                    $81,398          $81,536          $83,071
                                                                    =======          =======          =======

         See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share data)

                                                                 Three Months Ended
                                                                       July 31,
                                                               ---------------------
                                                               1995             1994
                                                               ----             ----
         Net sales                                           $ 59,684         $ 50,914

         Cost of products sold                                 50,867           43,664
                                                             --------         --------
         Gross profit margin                                    8,817            7,250

         Selling, general and administration                    6,509            6,067
         Interest expense                                         359              352
         Other income, net                                         25               50
                                                             --------         --------
         Income before income taxes                             1,974              881
                                                             --------         --------
         Provision (benefit) for income taxes:
           Current                                                594              456
           Deferred                                               218              (93)
                                                             --------         --------
                                                                  812              363
                                                             --------         --------
         Net income                                          $  1,162         $    518
                                                             ========         ========

         PER SHARE INFORMATION:

         Net income per share                                $   0.36         $   0.16
                                                             ========         ========

         Dividends per share                                 $   0.14         $   0.00
                                                             ========         ========

         Weighted average shares outstanding                3,242,456        3,260,292
                                                            =========        =========

   The results of operations for the three month periods ended July 31, 1995 and 1994 are not necessarily indicative of the results of operations on an annual basis. See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
        CONDENSED CONSOIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                    EQUITY
                                  (Unaudited)
                                (in thousands)

                                                                 Capital
                                                                in excess                                Total
                                                   Common         of par     Retained    Treasury     stockholders'
                                                   stock          value      earnings      stock         equity
         --------------------------------          ------       ---------    --------    ---------    -------------
         Balance, April 30, 1994                    $  33         $9,788      $12,539       ($ 51)       $22,309

          Issuance of common stock in
           connection with employee
           benefit plans                                                           (6)         31             25
          Net income                                                              518                        518
                                                    -----         ------      -------     -------        -------
         Balance, July 31, 1994                        33          9,788       13,051         (20)        22,852

          Issuance of common stock in
           connection with employee
           benefit plans                                                          (15)         91             76
          Purchase of treasury stock                                                         (265)          (265)
          Dividends paid, $.08 per share                                         (261)                      (261)
          Net income                                                            2,930                      2,930
                                                    -----         ------      -------     -------        -------
         Balance, April 30, 1995                       33          9,788       15,705        (194)        25,332

          Issuance of common stock in
           connection with employee
           benefit plans                                                           (4)         25             21
          Purchase of treasury stock                                                         (273)          (273)
          Dividends paid, $.14 per share                                         (454)                      (454)
          Net income                                                            1,162                      1,162
                                                    ------        ------      -------     -------        -------
         Balance, July 31, 1995                     $   33       $9,788       $16,409       ($442)       $25,788
                                                    ======        ======      =======     =======        =======


         See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                              (in thousands)

                                                                    Three Months
                                                                   Ended July 31,
                                                            --------------------------
                                                              1995              1994
         OPERATING ACTIVITIES                               --------          --------
         Net income                                          $1,162             $  518
         Adjustments to reconcile net income
          to net cash (used in) operating activities:
           Depreciation and amortization                        375                578
           (Decrease) in reserve for Taulman shutdown          (800)              (752)
           Provision for doubtful accounts                      154                194
           Loss on sale of assets                                16                 27
           Deferred income taxes                                218                 93
           Decrease in accounts receivable                    1,277                559
           (Increase) in inventories                         (1,722)            (1,740)
           (Increase) in cost and estimated earnings
            in excess of billings                                (2)              (123)
           (Increase) in other assets                          (601)               (47)
           (Decrease) increase in billings in excess
            of cost and estimated earnings                     (214)               275
           (Decrease) increase in accounts payable and
            accrued expenses                                 (3,233)               339
                                                            -------           --------
             Net cash (used in) operating activities         (3,370)               (79)
                                                            -------           --------
         INVESTING ACTIVITIES
         Purchases of property, plant and equipment            (282)              (388)
         Proceeds from sale of property, plant and
          equipment                                               1                 10
                                                            -------           --------
         Net cash (used in) investing activities               (281)              (378)
                                                            -------           --------
         FINANCING ACTIVITIES
         Proceeds from revolving and long-term debt          17,474             15,215
         Principal payments made on debt                    (13,675)           (14,485)
         Proceeds from sale of stock                             21                 25
         Purchase of treasury stock                            (273)                 0
         Dividends paid                                        (454)                 0
                                                            -------           --------
         Net cash provided by financing activities            3,093                755
                                                            -------           --------
         CASH
         (Decrease) increase in cash during period             (558)               298
         Cash and cash equivalents at beginning of
          period                                              3,746              2,100
                                                            -------           --------
         Cash and cash equivalents at end of period          $3,188             $2,398
                                                            =======           ========

       See accompanying notes to condensed consolidated financial statements.

                 DAVIS WATER & WASTE INDUSTRIES, Inc.
         Notes to Condensed Consolidated Financial Statements
                       July 31, 1995 (Unaudited)

   Note A - Basis of Presentation

   The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's financial position as of July 31, 1995 and 1994, and the results of its operations and its cash flows for the three month periods ended July 31, 1995 and 1994. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, the Report of Independent Accountants and the Statement of Management's Responsibility for Financial Statements included in the Company's 1995 Annual Report.

   Note B - Accounting Policies

   Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report. The Company has consistently followed those policies in preparing this report.

   Note C - Provision for Taulman Shutdown and Related Intangible
   Assets

   During the fourth quarter of fiscal 1994, the Company adopted a plan to shutdown or reorganize the operations of its wholly-owned subsidiary, The Taulman Company (Taulman). Substantially all of Taulman's operations are contained within its Turbitrol Instrumentation and Controls division; these operations will be shutdown following the completion over the next two years of its obligations under current contracts. Taulman Composting Systems, an immaterial component of Taulman's operations, now operates as a part of the Company's Process division. The pre-tax loss provision for these actions included the write-off of intangible assets totalling $2,908,000 associated with Taulman and the accrual of $5,987,000 to provide for anticipated losses during the shutdown period.

   For the first quarters of fiscal 1996 and fiscal 1995, Taulman's net sales were $1,183,000 and $2,120,000, respectively, while cost of products sold were $1,396,000 and $1,930,000, respec-
   tively.   Selling, general and administration expenses for the
   first quarters of fiscal 1996 and fiscal 1995 were $592,000 and $1,076,000, respectively. Taulman recorded net losses of $799,349 and $751,638 for the first quarters of fiscal 1996 and fiscal 1995, respectively.

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations

   RESULTS OF OPERATIONS

   Overview

   The Company reported net income of $1,162,000, or $.36 per share, during the three month period ended July 31, 1995, compared with a net income of $518,000, or $.16 per share, during the comparable period of 1994. Net sales increased 17.2% to $59,684,000 for the three month period ended July 31, 1995 from $50,914,000 for the three month period ended July 31, 1994 due to improvement in the national economy, which increased the demand for the Company's products. As a result of the increased net sales, the Company reduced its selling, general and administrative expenses as a percentage of net sales by 8.5% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. Management is cautiously optimistic that sales will continue to increase over comparable periods for the previous fiscal year during the remainder of fiscal 1996 due to the expected continued improvement in the national economy.

   The results for the three month periods ended July 31, 1995 and July 31, 1994 do not include the cost of the Taulman shutdown, which was reserved during the fiscal year ended April 30, 1994. All sales and costs associated with completion of Taulman's contractual obligations are applied against this reserve.

   Net sales

   Net sales for the three month period ended July 31, 1995 increased 17.2% as compared to the corresponding period of the prior year. Sales by the Company's distribution business increased 15.0% for the three month period ended July 31, 1995 as compared to the corresponding period of the prior year and sales of water and wastewater treatment and pumping equipment and process material and supplies increased by 23.0% as compared to the corresponding period of the prior year. Distribution equipment represented 78.2% of the Company's total net sales for the three month period ended July 31, 1995, and water and wastewater treatment and pumping equipment and process material and supplies represented 21.8% of the Company's total net sales for the three month period ended July 31, 1995. The increases in net sales was due to the improvement in the economy, which increased the volume of products sold. The increases in net sales of the Company's products is due to increased activity in the commercial and residential land development and construction markets as a result of the improvement in the national economy, which increased the demand for the Company's products. The increased net sales reflect a higher volume of products shipped in response to the increased demand rather than to any significant price increases. For the remainder of fiscal 1996, management believes that the Company's overall sales will continue at improved levels over comparable periods for the prior fiscal year if the economy continues to improve or remains at its present position.

   Cost of products sold

   The gross profit margin (the difference between net sales and cost of products sold expressed as a percentage of net sales) was 14.8% and 14.2% for the three month periods ended July 31, 1995 and July 31, 1994, respectively. The gross profit margin for the distribution business was 11.8% and 11.4% for the three month periods ended July 31, 1995 and July 31, 1994, respectively. The gross profit margin for the water and wastewater treatment and pumping equipment and process material and supplies business was 25.3% and 25.5% for the three month periods ended July 31, 1995 and July 31, 1994, respectively.

   The increase in the Company's gross margin is attributed to the increased sales volume which enabled the Company to spread their fixed cost over a larger sales base.

   Selling, general and administrative expenses

   When measured as a percentage of net sales, selling, general and administrative expenses were 10.9% and 11.9% for the three month periods ended July 31, 1995 and July 31, 1994, respectively. The dollar amount of selling, general and administrative expenses increased by 7.3% in the first quarter of fiscal 1996 as compared to the corresponding period of the prior year, due primarily to the increased costs associated with the increased sales and profits such as employee incentive awards. The decrease in selling, general and administrative expenses as a percentage of net sales was due to the 17.2% increase in the Company's net sales.

   Interest expense

   Interest expense increased 1.9% for the three month period ended July 31, 1995 as compared to the corresponding three month period of fiscal 1995. This was due primarily to an increase of 150 basis points in the Company's weighed average borrowing rate for the three month period ended July 31, 1995 when compared to the corresponding period of the prior year. The average borrowings outstanding decreased by $3,148,000 or 15.5% for the three month period ended July 31, 1995 as compared to the corresponding three month period of fiscal 1995. Management anticipates that interest expense will decrease during the remainder of fiscal 1996 if the average borrowings remain at present levels. As a result of the second amendment to the Sun Bank, National Association ("SBNA") loan agreement, the Company has the option to change between the then current prime rate or the then current LIBOR rate plus 200 basis points.

   Provision for income tax expense

   The effective tax rates for the three month periods ended July
   31, 1995 and July 31, 1994 were 41.1% and 41.2%, respectively.
   These rates reflect the Company's estimated effective rates for the related fiscal years and do not include any unusual adjustments or credits.

   LIQUIDITY AND CAPITAL RESOURCES

   The primary sources of liquidity for the Company are funds generated internally from operations and bank borrowings. Set forth below is information regarding the sources and amounts of internally generated funds:

                                                           July 31
                                                   -----------------------           Fiscal Year Ended
         (In thousands)                             1995             1994             April 30, 1995
         -----------------------------------       ------           ------           -----------------
         Net income                                $1,162             $518                 $3,448
         Depreciation and amortization                375              578                  2,110
         Deferred taxes                               218               93                   (430)
         Taulman reserve                             (800)            (752)                (1,480)
                                                   ------            -----                 ------
                                                   $  955             $437                 $3,648
                                                   ======            =====                 ======

     When internally generated funds are insufficient to support operations and capital expenditures, the Company has been able to borrow funds to meet its needs. At July 31, 1995, the Company had approximately $13,030,000 available under a $30,000,000 bank line of credit. These available funds, together with a cash balance of approximately $3,200,000, placed the Company's potential cash availability in excess of $16,200,000 at July 31, 1995, which is believed by management to be sufficient to support operations for the foreseeable future.

   During the first quarter of fiscal 1996, The Company and SBNA entered into a second amendment to the October 13, 1992 loan agreement. The second amendment extended the loan maturity through April 30, 1997, reduced the principal amount that the Company can borrow to $30,000,000, provides specific guidelines that the Company must meet to eliminate the security interest that SBNA has on the Company's accounts receivable and inventory, eliminates the working capital requirement and limits the amount of cash that the Company may spend in connection with acquisitions without the prior consent of SBNA to $2,500,000 per year during the term of the loan agreement. The second amendment permits the Company to choose between the then current prime rate or the then current LIBOR rate plus 200 basis points for advances under the revolving term loan. The Company was in compliance with the financial covenants of the loan agreement as of July 31, 1995.

   The payment of cash dividends is subject to approval by the Board of Directors and depends on, among other factors, earnings, capital requirements, and the operating and financial condition of the Company. The payment of cash dividends also requires the prior approval of SBNA unless certain financial requirements are met. During the first quarter of fiscal 1996, the Company's Board of Directors authorized a cash dividend of $0.14 per share, which was paid on July 3, 1995 to shareholders of record on June 26, 1995.

   The Company's working capital position improved by 14.0% at July 31, 1995 as compared to April 30, 1995 and by 5.1% when compared to July 31, 1994. The improvement in the Company's working capital position at July 31, 1995 as compared to April 30, 1995 was due primarily to an increase in inventories of $1,721,000 and a decrease in accounts payable of $2,900,000 which was partially offset by a $558,000 decrease in cash and a $1,431,000 decrease in accounts receivable. The primary reasons for the improvement in the working capital position at July 31, 1995 when compared to July 31, 1994 were the increase in cash of $790,000 and a decrease in accounts payable and accrued expenses of $1,413,000, partially offset by a $1,766,000 decrease in inventories. Set forth below is the Company's working capital position and certain liquidity comparisons as of the dates indicated:

                                                                     July 31,
                                                            -------------------------
         (In thousands)                                       1995             1994           April 30, 1995
         ------------------------------------------         --------         --------         --------------
         Working capital                                     $34,864          $33,157             $30,593
                                                             =======          =======             =======

         Cash                                                $ 3,188          $ 2,398             $ 3,746
         Accounts receivable, net                             38,364           38,404              39,795
         Inventories                                          20,500           22,266              18,778
                                                             -------          -------             -------
                                                              62,052           63,068              62,319

         Accounts payable                                    (21,230)         (21,572)            (24,158)
         Notes payable and current portion of long-
          term debt                                             (253)            (207)               (249)
                                                             -------          -------             -------
                                                             $40,569          $41,289             $37,912
                                                             =======          =======             =======

   The Company's two most significant assets are its accounts receivable and inventories. The Company measures the effectiveness of its accounts receivable management program by a calculation designed to estimate the number of days which it takes the Company to collect accounts receivable. This calculation excludes the effect of any retainage. Average days to collect accounts receivable declined by 9.5 days or 14.8% at July 31, 1995 when compared to July 31, 1994 due to increased collection efforts by the Company.

   The Company measures the effectiveness of its inventory management program by a calculation using average quarterly inventory amounts to estimate the number of times which inventory turns on an annual basis. Inventory turns increased by 2.2 turns or 26.8% and 1.2 turns or 13.0% during the three month period ended July 31, 1995 compared to the corresponding period ended July 31, 1994 and the fiscal year ended April 30, 1994, respectively. The increase in inventory turns occurred because the Company decreased relative inventory levels through more efficient management of distribution product inventories. The table below sets forth the results for the periods shown:

                                                                    July 31,
                                                            -----------------------           Fiscal Year Ended
                                                             1995             1994             April 30, 1995
         -------------------------------------------        ------           ------           -----------------
         Average days to collect accounts receivable         54.8             64.3                  61.0
         Inventory turns                                     10.4              8.2                   9.2


     Average long-term and short term borrowings decreased by $3,148,000 or 15.5% and $523,000 or 3.0%, during the three month period ended July 31, 1995 when compared to the three month period ended July 31, 1994 and the year ended April 30, 1995, respectively. The Company has increased its efforts to improve collection of accounts receivable and minimize inventory levels in an effort to reduce bank debt, which is illustrated by maintaining a lower level of borrowings despite the 17.2% increase in net sales.

                                                                Three Months Ended
                                                                      July 31,
                                                            -------------------------        Fiscal Year Ended
         (Dollars in thousands)                               1995             1994            April 30, 1994
         --------------------------------                   --------         --------          --------------
         Average long-term debt                             $16,171          $19,337               $17,146
         Weighted average interest rate                         8.7%             7.2%                  7.9%

         Average short-term debt                            $   981          $   963               $   529
         Weighted average interest rate                         6.4%             5.2%                  6.7%

                      PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to Vote of Security Holders

   The 1995 Annual Meeting of Stockholders of the Company was held on September 8, 1995, and proxies were solicited under Regulation 14A of the Securities Exchange Act of 1934. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter.

        (a) Election of two nominees to serve as directors until the 1998 Annual Meeting of Stockholders and one nominee to serve as director until the 1996 Annual Meeting. There was no solicitation in opposition to any of the nominees listed in the proxy statement, and all of the nominees were elected.

                                           VOTES
                                  ---------------------
                      NOMINEE         FOR     WITHHELD
               ----------------------------------------
               Robert P. Crozer    3,007,405    17,274
               Thomas R. Pledger   3,006,405    18,274
               R. R. Davis         3,006,870    17,809
                (term of one year)

        (b)  Approval of the Davis Water & Waste Industries, Inc.
             1994 Employees Stock Option Plan.

                                                    BROKERS
                               VOTES               NON-VOTES
                ----------------------------------------------
                   FOR     AGAINST   ABSTAIN
                ------------------------------
                2,122,148  175,800    18,761        931,885

        (c)  Approval of the Davis Water & Waste Industries, Inc.
             1994 Directors Stock Option Plan.

                                                    BROKERS
                               VOTES               NON-VOTES
                ----------------------------------------------
                   FOR     AGAINST   ABSTAIN
               ------------------------------
                2,217,949   77,342    21,418        931,885

        (d) Ratification of the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending April 30, 1996.

                            VOTES
               ------------------------------
                   FOR     AGAINST   ABSTAIN
               ------------------------------
                3,016,762   4,199     3,718

   Item 6.  Exhibits and Reports on Form 8-K

        (a)  The following exhibit is filed as part of this report:

             Exhibit   Description of Exhibit
             --------- ----------------------
             10(t)(ii) Second Amendment to Loan Agreement and First
                       Amendment to security Agreement dated as of
                       May 8, 1995 between the Company and Sun Bank,
                       N.A.

             11        Computation of Net Income Per Share

        (b)  No Current Reports on Form 8-K were filed by the
             Company during the quarter ended July 31, 1995.

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


                            DAVIS WATER & WASTE INDUSTRIES, Inc.
                            ------------------------------------
                                 (Registrant)


   Date  September 8, 1995  /s/ Stan White
                            ____________________________________
                            Stan White, Secretary-Treasurer
                            (Duly Authorized Officer and Chief
                            Financial Officer)

                 DAVIS WATER & WASTE INDUSTRIES, Inc.
                           INDEX OF EXHIBITS

     Exhibit
      Table
     Item No.  Description of Exhibit                    Page
     ------------------------------------------------    ----
     10(t)(ii) Second Amendment to Loan Agreement and     17
               First Amendment to Security Agreement
               dated as of May 8, 1995 between the
               Company and Sun Bank, N.A.

     11        Computation of Net Income Per Share        33

                  SECOND AMENDMENT TO LOAN AGREEMENT

                                  AND

                 FIRST AMENDMENT TO SECURITY AGREEMENT


        THIS SECOND AMENDMENT TO LOAN AGREEMENT AND FIRST AMENDMENT TO SECURITY AGREEMENT (the "Second Amendment") dated as of the 8th day of May, 1995, is entered into by and between DAVIS WATER & WASTE INDUSTRIES, INC., a Georgia corporation, Post Office Box 1419, Thomasville, Georgia 31799-1419 (the "Borrower") and SUN BANK, NATIONAL ASSOCIATION (the "Bank"), a national banking association, 200 South Orange Avenue, Orlando, Orange County, Florida.

                              WITNESSETH:

        WHEREAS, the Borrower and the Bank heretofore entered into that certain Amended and Restated Loan Agreement dated as of October 13, 1992, as amended by a First Amendment dated as of July 20, 1994 (as amended, the "Agreement"), pursuant to which the Bank agreed, among other things, to extend to the Borrower a revolving line of credit loan in the maximum principal amount of $35,000,000.00 (the "Loan") for the purposes set forth in the Agreement; and

        WHEREAS, the Borrower has requested the Bank to renew and extend the Loan through April 30, 1997, to modify certain of the financial covenants set forth in the Agreement and to otherwise modify the Agreement and the Bank has agreed to do so subject to the additional conditions, limitations and requirements as set forth in this Second Amendment; and

        WHEREAS, in connection with securing the obligations of the Borrower provided for in the Agreement, the Borrower and the Bank heretofore entered into that certain Security Agreement dated
   October 13, 1992 (the "Security Agreement"); and

        WHEREAS, the Borrower and the Bank desire and have agreed to modify the provisions of the Security Agreement in order to modify the definitions of "Loan Agreement" and "Promissory Note" contained in the Security Agreement and to confirm and reaffirm their respective obligations under the Security Agreement.

        NOW, THEREFORE, for and in consideration of the mutual premises contained herein and for other good and valuable consideration, the receipt and sufficiency whereof are hereby acknowledged, the parties hereto do hereby agree as follows:

        1. Amendments to the Agreement. The Agreement is hereby amended as follows:

             (a)  The definition of the term "Borrowing Base
   Certificate" is hereby added to Section 1.01 of the Agreement, as follows:

                  "'Borrowing Base Certificate' shall mean a
             certificate, in form and content satisfactory to the Bank, setting forth the calculation of the Borrowing Base for the applicable period, and certified to the Bank by an authorized financial officer of the Borrower."

             (b) The definition of the term "Cash Flow Ratio" contained in Section 1.01 of the Agreement is hereby deleted in its entirety.

             (c) The definition of the term "Commitment" contained in Section 1.01 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "'Commitment' shall mean the maximum principal
             amount which the Bank may be obligated to loan to the Borrower pursuant to this Agreement, which amount shall be $30,000,000.00."

             (d) The definition of the term "Current Ratio" is hereby added to Section 1.01 of the Agreement, as follows:

                  "'Current Ratio' shall mean the Borrower's Current
             Assets divided by the sum of Borrower's Current
             Liabilities plus its indebtedness to the Bank."

             (e) The definition of the term "Interest Payment Date" contained in Section 1.01 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "'Interest Payment Date' shall mean (a) with
             respect to Prime Rate Loans, the last Banking Day of each calendar month during the term of this Agreement, and (b) with respect to LIBOR Loans, the end of the applicable Interest Period, but not less often than quarterly."

             (f) The definitions of the terms "Interest Period", "Interest Rate" and "Interest Rate Determination Date" are hereby added to Section 1.01 of the Agreement, as follows:

                  "'Interest Period' shall mean (i) 30 Days for any
             Prime Rate Loan or (ii) 1 Day, 1 month or 3 months, or any other period approved by the Bank in its sole and absolute discretion as selected by the Borrower, with regard to any LIBOR Loan, as determined pursuant to
             Section 2.03 hereof.

                  'Interest Rate' shall mean the interest rate per
             annum selected by the Borrower for each Loan or Advance, from time to time, with reference to either the Prime Rate or LIBOR, as determined in accordance with Section 2.03 hereof, except when the Default Rate is in effect.

                  'Interest Rate Determination Date' shall mean each
             date for calculating LIBOR or the Prime Rate, as the case may be, for purposes of determining the Interest Rate in respect of an Interest Period. The Interest Rate Determination Date shall be (i) the Banking Day prior to the first Day of the related Interest Period for a Prime Rate Loan and (ii) the second Banking Day prior to the first Day of the Related Interest Period for a LIBOR Loan."

             (g)  The definitions of the terms "LIBOR" and "LIBOR
   Loans" are hereby added to Section 1.01 of the Agreement, as follows:

                  "'LIBOR' shall mean, with respect to any Interest
             Period for any LIBOR Loan, the LIBOR rate per annum (in accordance with the length of the designated Interest Period) in effect on the Interest Rate Determination Date as published from time to time on Telerate or such substitute publication as may be mutually agreed upon from time to time by the Borrower and the Bank.

                  'LIBOR Loan' or 'LIBOR Loans' shall mean loans
             made by the Bank to the Borrower during the Revolving Period pursuant to the terms of this Agreement which bear interest at rates determined by reference to LIBOR as provided in Section 2.03 hereof."

             (h)  The definition of the term "Loan" contained in
   Section 1.01 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

             "'Loan' or 'Loans' shall mean individually or collectively, as the context may require, the Prime
             Rate Loans and the LIBOR Loans extended to the Borrower by the Bank pursuant to the terms hereof in the maximum aggregate principal amount of $30,000,000.00."

             (i) The definition of the term "Loan Agreement" contained in Section 1.01 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:


                  "'Loan Agreement' shall mean this Amended and
             Restated Loan Agreement and any and all amendments, modifications, restatements or replacements thereof."

             (j) The definition of the term "Prime Rate Loan" is hereby added to Section 1.01 of the Agreement, as follows:

                  "'Prime Rate Loan' shall mean loans made by the
             Bank to the Borrower during the Revolving Period pursuant to the terms of this Agreement which bear interest at rates determined by reference to the Prime Rate as provided in Section 2.03 hereof."

             (k) The definition of the term "Revolving Period" contained in Section 1.01 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "'Revolving Period' shall mean the period during
             the term of the Loan, commencing on the date hereof and ending on the occurrence of (i) an Event of Default or
             (ii) April 30, 1997 (subject to annual review as set forth in Section 2.01 hereof) or (iii) such later date as the Bank may in its absolute discretion agree to in writing, whichever first occurs."

             (l) The definition of the term "Working Capital Ratio" contained in Section 1.01 of the Agreement is hereby deleted in its entirety.

             (m) Section 2.01 of the Agreement shall be amended by the addition at the end thereof of the following additional paragraph:

                  "At the option of the Bank, in its sole and
             absolute discretion, the Revolving Period shall terminate on April 30, 1997. The Borrower may, however, request an extension of the Revolving Period for twelve (12) additional months by submitting a written request therefor to the Bank no later than February 29, 1997. The Bank will give written notice to the Borrower not more than forty-five (45) Days after receipt of the request for extension from the Borrower stating whether the Bank has consented to the extension and, if it has, specifying the new termination date of the Revolving Period."

             (n) Section 2.02 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "SECTION 2.02  Advances on the Loan.  On the
             Initial Advance Date, the Initial Advance was disbursed by the Bank on behalf of the Borrower. After the date hereof, upon continued satisfaction of the conditions precedent set forth in Article V hereof, the Borrower shall be entitled to obtain Subsequent Advances hereunder. The Borrower shall give the Bank written notice (or facsimile transmission, fax number (407) 237-4076, immediately confirmed by telephone, telephone number (407) 237-6788 and further confirmed by sending the original notice to the Bank so that the same is received by the Bank no later than three (3) Banking Days after the date of the facsimile transmission) (a "Notice of Borrowing"), such Notice of Borrowing to be given prior to 11:00 a.m. Orlando, Florida time and such Notice of Borrowing to be in the form as set forth in Exhibit "C" attached hereto or in such other form as may be acceptable to the Bank in its sole and absolute discretion and which shall specify (i) the proposed date of the Advance (which shall be a Banking Day),
             (ii) the amount of the proposed borrowing, (iii) whether the proposed borrowing shall be a LIBOR Loan or a Prime Rate Loan, (iv) the requested Interest Period for a LIBOR Loan and (v) that on the date of the Notice of Borrowing, there has been no material adverse change in the financial condition of the Borrower from that set forth on the most recent annual financial statements furnished to the Bank as provided in Section 4.01(a). The Notice of Borrowing shall be irrevocable by the Borrower on or after the related Interest Rate Determination Date and the Borrower shall be bound to make a borrowing in accordance therewith. The Bank shall have no duty or obligation to verify or confirm the authority of the representative of the Borrower requesting such Advance as long as said person identifies himself/herself as an employee or representative of the Borrower. The Bank shall make each Subsequent Advance hereunder in such manner as may be mutually agreed by the Bank and the Borrower and on the date proposed by the Borrower therefor. Each request for an Advance shall be deemed to restate and verify all representations of the Borrower made herein as of the date of such request.

                  Loans consisting of LIBOR Loans which are unpaid
             upon the expiration of the Interest Period applicable thereto and with respect to which Borrower has not advised

             Bank in writing (a "Notice of Conversion/
             Continuation") as provided in Section 2.05 hereof and received by the Bank within the times provided in
             Section 2.05 prior to the expiration of such Interest Period that it has elected to continue such Loans as LIBOR Loans or continue the Interest Period applicable to such Loans shall, effective as of the first Day after the expiration of such Interest Period, accrue interest at the rate determined by reference to the Prime Rate, determined in accordance with Section 2.03 hereof. Thereafter, subject to the limitations set forth in Section 2.05 hereof, the Borrower may, by giving Bank an appropriate Notice of Conversion/ Continuation, together with the requested Interest Period, elect to convert such Loans to LIBOR Loans for the selected Interest Period at a date designated by the Borrower which date shall be no earlier than a date two (2) Banking Days after the receipt by the Bank of such Notice of Conversion/Continuation."

             (o) Section 2.03 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "SECTION 2.03  Interest on the Loan.

                  (a) Rate of Interest. Loans shall bear interest on the unpaid principal amount thereof from the date made through maturity (whether by acceleration or otherwise), except when the Default Rate is in effect, at a rate determined by reference to the Prime Rate or LIBOR and shall be payable as set forth in Section 2.08 hereof. The applicable basis for determining the rate of interest shall be selected by Borrower, at the time the Notice of Borrowing is given pursuant to Section
             2.02 hereof or at the time a Notice of Conversion/ Continuation is given pursuant to Section 2.05 hereof. If on any Day a Loan is outstanding with respect to which such a notice has not been delivered to Bank in accordance with the terms of this Agreement specifying the basis for determining the rate of interest, then for that Day that Loan shall bear interest at the rate determined by reference to the Prime Rate, determined in accordance with this Section 2.03. The Loans shall bear interest at a rate per annum which shall fluctuate based on the Borrower's EBIT Ratio ("EBIT") and Total Liability to Tangible Net Worth Ratio ("TL/TNW"), as determined by the Bank quarterly, as follows:

                       (i)   if a Prime Rate Loan, then at a
                  fluctuating rate per annum equal to the Prime Rate plus or minus the number of basis points indicated on the following interest rate grid; or

                       (ii)  if a LIBOR Loan, then at a rate per
                  annum equal to the sum of LIBOR plus the number of basis points indicated on the following interest rate grid:

                                      T L/T NW
                            ----------------------------------------
             E              >2.5:1    .5:1 TO 2.0:   <2.0:1
                  ================================================
             B    >3.5:1    L + 225   L + 200        L + 150
             I              P + 25    P + 0          P - 50
                  ================================================
             T    <=3.5:1   L + 250   L + 225        L + 175
                            P + 50    P + 25         P - 25
                  ================================================

             Notwithstanding the foregoing, however, until June 30, 1995, so long as no Event of Default has occurred hereunder or under any of the other Loan Documents, the interest rate on LIBOR Loans shall be LIBOR plus 200 basis points (2.00%). For purposes of determining the applicable Interest Rate, the Borrower's EBIT Ratio and Total Liability to Tangible Net Worth Ratio shall be calculated by the Bank quarterly, on a rolling four
             (4) quarter basis based upon the Borrower's quarterly financial statements, beginning with the Borrower's statement for the period ending June 30, 1995, with any change in the applicable Interest Rate to be effective as of the first Day of the second quarter following the date of the financial statements reflecting such change in the Borrowers' EBIT Ratio or Total Liability to Tangible Net Worth Ratio, as the case may be.

                  From and after the Due Date, interest shall accrue
             on the unpaid principal balance of the Loan and on all accrued but unpaid interest thereon, or on such defaulted payment, from the Due Date at the Default Rate. Such interest shall continue to accrue until the date of payment in full of all principal and accrued but unpaid interest of such defaulted payment, if applicable.

                  (b)  Calculation of Interest.   Any interest due
             on the Loan or any other Obligation shall be calculated on the basis of a year containing 360 Days. The interest due on any date for payment of interest hereunder shall be that interest to the extent accrued as of midnight on the last Day immediately prior to that Interest Payment Date. Notwithstanding anything herein or in any Loan Document to the contrary, the sum of all interest and all other amounts deemed interest under Florida or other applicable law which may be collected by the Bank hereunder shall not exceed the maximum lawful interest rate permitted by such law from time to time. The Bank and the Borrower intend and agree that under no circumstance shall the Borrower be required to pay interest on the Loan or on any other Obligations at a rate in excess of the maximum interest rate permitted by applicable law from time to time, and in the event any such interest is received or charged by the Bank in excess of that rate, the Borrower shall be entitled to an immediate refund of any such excess interest by a credit to and payment toward the unpaid balance of the Loan (such credit to be considered to have been made at the time of the payment of the excess interest) with any excess interest not so credited to be immediately paid to the Borrower by the Bank."

             (p) Section 2.05 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "SECTION 2.05  Interest Payments.  Interest shall
             be payable on each Loan on each Interest Payment Date applicable to that Loan, upon any permitted prepayment (of that Loan to the extent accrued on the amount being prepaid) and at maturity. The Bank will endeavor to notify the Borrower of interest due prior to any Interest Payment Date.

                  Borrower shall deliver a Notice of Conversion/
             Continuation to Bank no later than 11:00 A.M. Orlando, Florida time, at least one Banking Day prior to the proposed date of such conversion/continuation for a Prime Rate Loan or at least two Banking Days prior to the proposed date of such conversion/continuation for a LIBOR Loan. A Notice of

             Conversion/Continuation shall
             be in the form of Exhibit "D" attached hereto or such other form and content as may be acceptable to the Bank in its sole and absolute discretion and shall be delivered to the Bank and shall specify (i) the proposed conversion/continuation date (which shall be a Banking Day), (ii) the amount of the Loan to be converted/continued, (iii) the nature of the proposed conversion/continuation, and (iv) in the case of a conversion to, or continuation of, a LIBOR Loan the requested Interest Period. In lieu of delivering the above-described Notice of Conversion/Continuation, Borrower may give Bank such notice by facsimile transmission, fax number (407) 237-4076, by the required time of any proposed conversion/continuation under this Section 2.05; provided, however, that such facsimile transmission is immediately confirmed by telephone, telephone number (407) 237-6788 and further confirmed by sending the original Notice of Conversion/ Continuation to the Bank so that the same is received by the Bank no later than three (3) Banking Days after the date of the facsimile transmission; and further provided that no outstanding Loan may be continued as, or be converted into, a LIBOR Loan when any Event of Default has occurred and is continuing.

                  The Bank shall incur no liability to Borrower in
             acting upon any telephonic notice referred to above or for otherwise acting under this Section 2.05 and upon conversion/continuation by Bank in accordance with this Agreement pursuant to any telephonic notice, Borrower shall have effected Loans hereunder.

                  Any Notice of Conversion/Continuation for
             conversion to, or continuation of, a LIBOR Loan (or telephonic notice in lieu thereof) shall be irrevocable by Borrower on or after the related Interest Rate Determination Date and Borrower shall be bound to convert or continue in accordance therewith."

             (q) Section 2.08 of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "SECTION 2.08  Payments on the Note.  Accrued
             interest shall be payable on the Loans on each Interest Payment Date, upon any prepayment (of the Loan to the extend accrued on the amount being prepaid) and at maturity (whether by acceleration or otherwise). The entire unpaid principal balance, together with accrued interest, shall mature and be due and payable in full at the end of the Revolving Period. If any payment of principal or interest on the Note shall become due on a Saturday, Sunday or a Day which is not a Banking Day, such payment shall be due on the next succeeding Banking Day and such extension of time shall in such case be included in computing interest in connection with such payment."

             (r) Section 2.10 is hereby added to the Agreement, as follows:

                  "SECTION 2.10  Release of Collateral.  The Bank
             shall release its Security Interest in the Collateral when (a) the Borrower's Total Liability to Tangible Net
             Worth Ratio is less than 1.9:1 and (b) the Borrower's
             EBIT Ratio exceeds 3.5:1, as reflected in Borrower's audited fiscal year end financial statements for any fiscal year provided to the Bank pursuant to Section
             4.01(a) hereof. At such time as the Bank releases its lien on such Collateral, (a) the Borrower shall grant a "negative pledge" as to such Collateral to the Bank and shall promptly execute any documents requested by the Bank to evidence such negative pledge and (b) the Total Liability to Tangible Net Worth Ratio requirement shall be changed to 2.0:1 for the remaining term of this Agreement."

             (s) Section 2.11 is hereby added to the Agreement, as follows:

                  "SECTION 2.11  Special Provisions Governing LIBOR
             Loans. Notwithstanding other provisions of this Agreement, the following provisions shall govern with respect to LIBOR Loans as to the matters covered:

                  (a) Determination of Interest Period. By giving notice as set forth in Sections 2.03 and/or 2.05 Borrower shall have the option, subject to the other provisions of this Section 2.11, to specify the Interest Period commencing on any such date, provided, that:

                       (i)  in the case of immediately successive
                  Interest Periods, each successive Interest Period shall commence on the Day on which the next preceding Interest Period expires;

                       (ii)  if any Interest Period would otherwise
                  expire on a Day which is not a Banking Day, that Interest Period shall be extended to expire on the next succeeding Banking Day; provided, that if any such Interest Period would otherwise expire on a Day which is not a Banking Day but is a Day of the month after which no further Banking Day occurs in that month, that Interest Period shall expire on the next preceding Banking Day; and

                       (iii)  any Interest Period which begins on
                  the last Banking Day of a calendar month (or on a Day for which there is no numerically corresponding Day in the calendar month at the end of such Interest Period) shall end on the last Banking Day of a calendar month.

                  (b) Determination of Interest Rate. As soon as practicable after 11:00 A.M. Orlando, Florida time, on the Interest Rate Determination Date, Bank shall determine (which determination shall, absent manifest error, be final, conclusive and binding upon all parties) the Interest Rate which shall apply to the LIBOR Loans for which an Interest Rate is then being determined for the applicable Interest Period and shall promptly give notice thereof (in writing or by telephone confirmed in writing) to Borrower."

             (t) Section 2.13 of the Agreement is hereby deleted in its entirety and the Borrower shall not have the right to request any overline credit Advance in excess of the Commitment for the remaining term of the Agreement.

             (u) Section 4.01(a) is hereby amended by the addition at the end thereof of the following paragraphs (v) and (vi):

                  "(v)  as soon as practicable and in any event
             within thirty (30) Days after the end of each calendar month, or more often, if requested by the Bank, a Borrowing Base Certificate.

                  (vi) as soon as practicable and in any event within seventy-five (75) Days after the end of each quarter of the Borrower's fiscal year, an accounts receivable aging report, in reasonable detail and in form and substance satisfactory to the Bank and certified to the Bank by an authorized financial officer of the Borrower."

             (v) Section 4.01(q) of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:
                  "(q)  EBIT Ratio.  During the term of this
             Agreement, the Borrower's EBIT Ratio shall equal or exceed 2.5:1, tested quarterly."

             (w) Section 4.01(s) of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "(s)  Total Liability to Tangible Net Worth Ratio.
             During the term of this Agreement, the Borrower's Total Liability to Tangible Net Worth Ratio shall not exceed
             (i) 2.5:1 until such time as the Bank releases its lien on the Collateral, and (ii) 2.0:1 at all times thereafter, tested annually."

             (x) Section 4.01(t) of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "(t) RESERVED."

             (y) Section 4.01(u) of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "(u)  Minimum Tangible Net Worth.  During the term
             of this Agreement, the Borrower's Tangible Net Worth shall be at least $24,500,000.00 through April 30, 1995, tested annually, which minimum requirement shall increase each fiscal year thereafter during the term of this Agreement by an amount at least equal to thirty-three percent (33%) of the Borrower's net profit as at the conclusion of such fiscal year."

             (z) Section 4.01(v) of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "(v) RESERVED."

             (aa) Section 4.01(z) of the Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "(z)  Current Ratio.  During the term of this
             Agreement, the Borrower's Current Ratio shall be equal to or greater than 1.15:1, tested quarterly."

        2.   Amendments to the Security Agreement.  The Security
   Agreement is hereby amended as follows:

             (a)  The definition of "Loan Agreement" contained in
   Section 1 of the Security Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "'Loan Agreement' shall mean that certain
             Amended and Restated Loan Agreement dated October
             13, 1992 entered into by and between the Debtor and the Secured Creditor, and any and all amendments, modifications, restatements or replacements thereof."

             (b)  The definition of "Promissory Note" contained in
   Section 1 of the Security Agreement shall be deleted in its entirety and the following substituted in lieu thereof:

                  "'Promissory Note' shall mean that certain Second
             Reduced Renewal Promissory Note executed by the Debtor in favor of the Secured Creditor dated May 8, 1995, in the face amount of $30,000,000.00, and any and all amendments, supplements, renewals or replacements thereof."

        3. Capitalized Terms. All capitalized terms contained, but not otherwise defined herein, shall have the meanings assigned to them in the Agreement or the Security Agreement, as the case may be, unless the context hereof clearly dictates otherwise.

        4. Representations and Warranties. The Borrower hereby reaffirms all of the representations and warranties contained in the Agreement and the Security Agreement as though made and given in connection with the execution and delivery of this Second Amendment and further certifies that all such representations and warranties are true and correct on and as of the date hereof.

        5. Ratification. Except for any modification of and/or amendment to the Agreement and the Security Agreement as herein provided, no other term, condition or provision of the Agreement or the Security Agreement shall be considered to be altered or amended, the Agreement and the Security Agreement, as amended hereby, shall remain in full force and effect and this Second Amendment shall not be considered a novation. The Borrower and the Subsidiary acknowledge and agree that the amounts extended by the Bank to the Borrower hereunder are absolutely and unconditionally due and owing to the Bank and are not subject to any claims, counterclaims, defenses or other rights of offset whatsoever. The Borrower and the Subsidiary further acknowledge and agree that the Agreement, the Security Agreement and the other Loan Documents are, as of the date hereof, valid and enforceable in accordance with their respective terms and are not subject to any claims, counterclaims, defenses or other rights of offset whatsoever.

        6. Complete Agreement. This Second Amendment constitutes the complete agreement between the parties hereto and incorporates all prior discussions, agreements and representations made in regard to the matters set forth herein.

        7. Conflict with Agreement. In the event of conflict between the terms of the Agreement and the terms of any of the other Loan Documents, the terms of the Agreement shall govern in all instances.

        IN WITNESS WHEREOF, the Bank and the Borrower have caused this Second Amendment to be executed by their respective duly authorized officers as of the date first above written.

   ATTEST              DAVIS WATER & WASTE INDUSTRIES, INC.


   /s/ Stan White                By:/s/ R. Doyle White
   ---------------------         ---------------------
   Stan White                    Name: R. Doyle White
   ---------------------,        ---------------------
   Secretary                     Title: President

        (CORPORATE SEAL)


                                 SUN BANK, NATIONAL ASSOCIATION


                                 By:  /s/ J. Anthony Ross
                                    __________________________
                                      J. Anthony Ross
                                      Vice President

                   JOINDER AND CONSENT OF SUBSIDIARY


        The undersigned Subsidiary of the Borrower, by execution of this Joinder, hereby joins in and consents to all matters set forth in the foregoing Second Amendment to Loan Agreement pertaining to or otherwise affecting such Subsidiary under the Agreement and does hereby ratify and affirm its duties and obligations under the Agreement, as amended, and agrees to be bound by the terms thereof.

        DATED as of this 8th day of May, 1995.

   ATTEST                             THE TAULMAN COMPANY


   /s/ Stan White                     By:/s/ R. Doyle White
   ------------------------------     ----------------------
   Stan White                         Name: R. Doyle White
   ------------------------------     ----------------------
   Secretary                          Title: President


        (CORPORATE SEAL)

                              EXHIBIT "C"

                          Notice of Borrowing

   Sun Bank, National Association
   Corporate Banking/Florida Division
   200 So. Orange Avenue
   Orlando, Florida 32801

   Attn: Mr. Tony Ross
         Vice President

        Re:   Advances under that certain Amended and Restated Loan
   Agreement by and between Davis Water & Waste Industries, Inc.
   (the "Borrower") and Sun Bank, National Association (the "Bank")

        The undersigned, duly authorized officer of the Borrower hereby furnishes the Bank a "Notice of Borrowing" and specifies that:

        1. The date the Advance is requested (which shall be a Banking Day) is _________________.

        2.   The amount of the proposed borrowing is $__________.

        3.   This is a request for a _____________ Loan (insert
   "LIBOR" or "Prime Rate").  If a LIBOR Loan, the requested
   Interest Period is _______________ (insert 1 Day, 1 month or 3 months).

        4. The Advance requested hereby under the above referenced Loan Agreement shall be made by the Bank
   ______________________________________.

        5. That as of the date hereof there has been no material adverse change in the financial condition of the Borrower from that set forth in the most recent annual financial statements furnished to the Bank.

        As used herein, the terms "Advance," "Banking Day," "Day," "Interest Period," "LIBOR" and "Prime Rate" shall have the respective meanings assigned to such terms in the above-referenced Loan Agreement.

        IN WITNESS WHEREOF, the undersigned has executed and delivered this Notice of Borrowing as of the 8th day of May, 1995.

                            DAVIS WATER & WASTE INDUSTRIES, INC.


                            By:________________________________
                            Name:______________________________
                            Title:_____________________________

                              EXHIBIT "D"

                   Notice of Conversion/Continuation

   Sun Bank, National Association
   Corporate Banking/Florida Division
   200 So. Orange Avenue
   Orlando, Florida 32801

   Attn: Mr. Tony Ross
         Vice President

        Re: Advances under that certain Amended and Restated Loan Agreement by and between Davis Water & Waste Industries, Inc.
   (the "Borrower") and Sun Bank, National Association (the "Bank")

        The undersigned duly authorized officer of the Borrower, hereby furnishes the Bank a "Notice of Conversion/Continuation" and specifies that:

        1. The requested conversion/continuation date (which shall be a Banking Day) is ____________________.

        2. (a) This is a request for a conversion to a __________________ Loan (insert "LIBOR" or "Prime Rate") or (b) This is a requested continuation of a ________________________
   Loan (insert "LIBOR" or "Prime Rate"). (Complete only subparagraph (a) or (b), whichever is applicable)

        3. If this request is a conversion to, or a continuation of a LIBOR Loan, the requested Interest Period is _______________ (insert 1 Day, 1 month or 3 months).

        4. The amount of the borrowing subject to the Notice of Conversion/Continuation is $______________.

   As used herein, the terms "Banking Day," "LIBOR," "Prime Rate," "Interest Period" and "Day" shall have the respective meanings assigned to such terms in the above-referenced Loan Agreement.

        IN WITNESS WHEREOF, the undersigned has executed this Notice of Conversion/Continuation as of the ____ day of _________, 199_.

                            DAVIS WATER & WASTE INDUSTRIES, INC.


                            By:_______________________________
                            Name:_____________________________
                            Title:____________________________

                FIRST AMENDMENT TO SECURITY AGREEMENT


        THIS FIRST AMENDMENT TO SECURITY AGREEMENT (the "First Amendment") dated as of the 8th day of May, 1995, is entered into by and between THE TAULMAN COMPANY, a Georgia corporation, 415 E. Paces Ferry Road, N.E., Atlanta, Georgia 30335 (the "Debtor") and SUN BANK, NATIONAL ASSOCIATION, a national banking association, 200 South Orange Avenue, Orlando, Florida 32801 (the "Secured Creditor").

        WITNESSETH:

        WHEREAS, the Debtor and the Secured Creditor heretofore entered into that certain Security Agreement dated October 13, 1992 (the "Security Agreement"), pursuant to which the Debtor pledged certain collateral to the Secured Creditor as security for a certain revolving line of credit loan (the "Loan") extended to DAVIS WATER & WASTE INDUSTRIES, INC., a Georgia corporation (the "Borrower") pursuant to that certain Amended and Restated Loan Agreement dated October 13, 1992, as amended by a First Amendment dated as of July 20, 1994 and as further amended by a Second Amendment dated the date hereof, all by and between the Borrower and the Bank (as amended, the "Loan Agreement"); and

        WHEREAS, the Borrower has requested the Bank to renew, extend and modify the Loan secured by the Security Agreement and to amend the Loan Agreement; and

        WHEREAS, the Bank is unwilling to so renew, extend and modify the Loan and amend the Loan Agreement unless the Loans continue to be secured by the Security Agreement; and

        WHEREAS, it is in the best interests of the Debtor that the Loan be so renewed, extended and modified and the Loan Agreement be so amended; and

        WHEREAS, in connection therewith the Debtor and the Secured Creditor desire and have agreed to amend certain provisions of the Security Agreement;

        NOW, THEREFORE, for and in consideration of the mutual premises contained herein and for other good and valuable consideration, the receipt and sufficiency whereof are hereby acknowledged, the parties hereto do hereby agree as follows:

   1.   Amendments to the Security Agreement.  The Security
   Agreement is hereby amended as follows:

   (a)  The definition of the term "Loan Agreement" contained in
   Section 1 of the Security Agreement, is hereby deleted in its entirety and the following is substituted in lieu thereof:

             "'Loan Agreement' shall mean that certain Amended and Restated Loan Agreement dated October 13, 1992 by and between the Borrower and the Bank, and any and all future amendments, modifications, restatements or replacements thereof."

   (b)  The definition of the term "Promissory Note" contained in
   Section 1 of the Security Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

             "'Promissory Note' shall mean that certain Second Reduced Renewal Promissory Note executed by the Debtor in favor of the Secured Creditor dated May 8, 1995, in the face amount of $30,000,000.00, and any and all amendments, supplements, renewals or replacements thereof."

   2. Representations and Warranties. The Debtor hereby reaffirms all of the representations and warranties contained in the Security Agreement as though made and given in connection with the execution and delivery of this First Amendment and further certifies that all such representations and warranties are true and correct on and as of the date hereof.

   3. Ratification. Except for any modification of and/or amendment to the Security Agreement as herein provided, no other term, condition or provision of the Security Agreement shall be considered to be altered or amended, and this First Amendment shall not be considered a novation. The Debtor agrees that the amounts extended by the Secured Creditor to the Borrower under the Loan Agreement are absolutely and unconditionally due and owing to the Secured Creditor, and are not subject to any claims, counterclaims, defenses or other rights of offset whatsoever and continue to be secured by the Security Agreement.

   4. Complete Agreement. This First Amendment constitutes the complete agreement between the parties hereto and incorporates all prior discussions, agreements and representations made in regard to the matters set forth herein.

   5.   Capitalized Terms.  Capitalized terms used in this First
   Amendment shall have the meanings assigned to them in the Security Agreement unless the context hereof clearly dictates otherwise.

        IN WITNESS WHEREOF, the Debtor has executed this First
   Amendment as of the date first above written.

   ATTEST                             THE TAULMAN COMPANY

   /s/ Stan White                     By:/s/ R. Doyle White
   -----------------------------      ----------------------
   Stan White                         Name: R. Doyle White
   -----------------------------,     ----------------------
   Secretary                          Title: President


                                      SUN BANK, NATIONAL ASSOCIATION



                                      By:/s/ J.Anthony Ross
                                         ____________________________
                                          J. Anthony Ross,
                                          Vice President

                              EXHIBIT 11

                 DAVIS WATER & WASTE INDUSTRIES, INC.
                  COMPUTATION OF NET INCOME PER SHARE

                                                                  Three Months Ended
                                                                        July 31,
                                                              ---------------------------
                                                                 1995             1994
                                                              ----------       ----------
         Net income                                           $1,162,298       $  517,618
                                                              ==========       ==========
         Number of shares used in calculation of per
          share data:

          Weighted average number of common shares
           outstanding during the period                       3,242,456        3,260,292
          Add common equivalent shares (determined by
           the treasury stock method) composed of
           shares issuable upon award of performance
           shares or exercise of stock options                       -0-              -0-
                                                               ---------        ---------
          Weighted average number of shares used in
           calculating net income per share                    3,242,456        3,260,292
                                                               =========        =========


         Net income                                              $  0.36          $  0.16
                                                                 =======          =======