Form 10-Q/A
period 1995-07-31
DAVIS WATER & WASTE INDUSTRIES INC
filed 1995-10-24
CIK 27326

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-Q/A

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


                                DAVIS WATER & WASTE INDUSTRIES, Inc.
                                ------------------------------------
                                          (Registrant)


     Date:  October 24, 1995    /s/ Stan White
                                ------------------------------------
                                Stan White, Secretary-Treasurer
                                (Duly Authorized Officer and Chief
                                Financial Officer)

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                             INDEX OF EXHIBITS

     Exhibit
      Table
     Item No.    Description of Exhibit
     ----------  --------------------------------------

     *10(t)(ii)  Second Amendment to Loan Agreement and
                 First Amendment to Security Agreement
                 dated as of May 8, 1995 between the
                 Company and Sun Bank, N.A.

     *11         Computation of Net Income Per Share

      27         Financial Data Schedule
                 (For SEC use only)

     * Previously Filed

     The submitting of this 10-Q amendment is a result of not filing the Financial Data Schedule as required under Item 601(c) of Regulation S-K and Regulation S-B and Rule 401 of Regulation S-T.