Form 10-Q
period 1995-10-30
DAVIS WATER & WASTE INDUSTRIES INC
filed 1995-12-15
CIK 27326

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              For the Quarterly Period Ended October 31, 1995

                                     OR

           [ ] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
               For the Transition Period from _____ to _____

                       Commission File Number 1-9467

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
           (Exact name of registrant as specified in its charter)


              Georgia                                    58-0959907
     ------------------------                      -------------------
      (State of incorporation)                      (I.R.S. Employer
                                                   Identification No.)


              1820 Metcalf Avenue, Thomasville, Georgia  31792
        ------------------------------------------------------------
        (Address of principal executive offices, including zip code)


                               (912) 226-5733
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                            -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
     filing requirements for the past 90 days.  Yes   X   No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                  Class               Outstanding at December 8, 1995
      -----------------------------   -------------------------------
       Common Stock, $0.01 Par Value          3,228,594 Shares

                        Index of Exhibits on Page 16

                    DAVIS WATER & WASTE INDUSTRIES, Inc.

                       Quarterly Report on Form 10-Q
                   For the Quarter Ended October 31, 1995



                             TABLE OF CONTENTS
                             -----------------

      Item                                           Page
     Number    PART I -- FINANCIAL INFORMATION      Number
     ------                                         ------
       1       Financial Statements:

               Condensed Consolidated Balance
               Sheet--October 31, 1995, April 30,
               1995 and  October 31, 1994              3

               Condensed Consolidated Statement of
               Operations--Three and Six Months
               Ended October 31, 1995 and 1994         5

               Condensed Consolidated Statement of
               Changes in Stockholders' Equity--
               October 31, 1995, April 30, 1995
               and October 31, 1994                    6

               Condensed Consolidated Statement of
               Cash Flows--Six Months Ended
               October 31, 1995 and 1994               7

               Notes to Condensed Consolidated
               Financial Statements                    8

       2       Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                   9



               PART II -- OTHER INFORMATION

       6       Exhibits and Reports on Form 8-K       14


               SIGNATURES                             15


               INDEX OF EXHIBITS                      16

                       PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                   ASSETS
                                 (Unaudited)
                                (in thousands)

                                                            October 31,   April 30,  October 31,
                                                               1995        1995         1994
                                                            ----------- -----------  -----------
         Current assets:

          Cash                                                $ 3,046     $ 3,746      $ 1,996
          Accounts receivable, less allowance for             -------     -------      -------
           doubtful accounts ($1,199 at October 31,
           1995, $1,135 at April 30, 1995 and $1,258
           at October 31, 1994)                                36,765      39,795       37,554
                                                              -------     -------      -------
          Inventories:
           Finished goods and products purchased for
            resale                                             16,087      16,137       16,749
           Work-in-progress                                     2,136       2,073        2,792
           Raw material and purchased components                1,287         568          565
                                                              -------     -------      -------
            Total inventories                                  19,510      18,778       20,106
                                                              -------     -------      -------
          Prepaid expenses                                        651         631          672
                                                              -------     -------      -------
          Costs and estimated earnings in excess of
           billings on uncompleted contracts                    1,170       1,097        1,083
                                                              -------     -------      -------
          Deferred income taxes                                 4,755       5,634        5,200
                                                              -------     -------      -------
              Total current assets                             65,897      69,681       66,611
                                                              -------     -------      -------
         Property, plant and equipment                         21,164      20,701       21,928
         Less-accumulated depreciation                        (14,920)    (14,407)     (14,469)
                                                              -------     -------      -------
                                                                6,244       6,294        7,459
                                                              -------     -------      -------
         Other assets                                           6,054       5,561        4,945
                                                              -------     -------      -------
                                                              $78,195     $81,536      $79,015
                                                              =======     =======      =======

         See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)
                      (in thousands, except share data)

                                                            October 31,  April 30,   October 31,
                                                               1995         1995        1945
                                                            ----------- -----------  -----------
         Current liabilities:

          Current portion of long-term debt                  $   258       $   249     $   173

          Accounts payable                                    18,584        24,158      21,511

          Accrued salaries and commissions                     4,771         3,735       2,854

          Other accrued liabilities                            9,527         9,497      10,204

          Billings in excess of cost and estimated
           earnings on uncompleted contracts                     917         1,449       2,020
                                                             -------       -------     -------
            Total current liabilities                         34,057        39,088      36,762
                                                             -------       -------     -------
          Long-term debt, less current portion                14,298        14,787      15,503
                                                             -------       -------     -------
          Deferred income taxes                                    0           265         559
                                                             -------       -------     -------
          Other accrued liabilities                            2,209         2,064       2,038
                                                             -------       -------     -------
          Stockholders' equity:

           Common stock, $0.01 par value, 50,000,000
            shares authorized and 3,265,308 shares
            issued                                                33            33          33
           Capital in excess of par value                      9,788         9,788       9,788
           Retained earnings                                  18,225        15,705      14,346
                                                             -------       -------     -------
                                                              28,046        25,526      24,167
           Treasury stock at cost-34,010 shares at
            October 31, 1995, 19,379 shares at April
            30, 1995 and 1,682 shares at October 31,
            1994                                                (415)         (194)        (14)
                                                             -------       -------     -------
             Total stockholders' equity                       27,631        25,332      24,153
                                                             -------       -------     -------
                                                             $78,195       $81,536     $79,015
                                                             =======       =======     =======

         See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except share data)

                                                     Three Months Ended         Six Months Ended
                                                         October 31,              October 31,
                                                      1995         1994         1995        1994
                                                    --------     --------     --------    --------
         Net sales                                   $58,867      $56,056     $118,550    $106,970

         Cost of products sold                        48,709       47,302       99,575      90,966
                                                     -------      -------     --------    --------
         Gross profit margin                          10,158        8,754       18,975      16,004

         Selling, general and administration           6,970        6,307       13,478      12,374
         Interest expense                                281          354          640         706
         Other income, net                                61           71           85         121
                                                     -------      -------     --------    --------
         Income before income taxes                    2,968        2,164        4,942       3,045

         Provision (benefit) for income taxes:
           Current                                     1,176          660        1,770         930
           Deferred                                      (24)         205          194         298
                                                     -------      -------     --------    --------
                                                       1,152          865        1,964       1,228
                                                     -------      -------     --------    --------
         Net income                                   $1,816       $1,299       $2,978      $1,817
                                                     =======      =======     ========    ========

         PER SHARE INFORMATION:

         Net income per share                          $0.56        $0.40        $0.92       $0.56
                                                       =====        =====        =====       =====
         Dividends per share                           $0.00        $0.00        $0.14       $0.00
                                                       =====        =====        =====       =====
         Weighted average shares outstanding       3,230,329    3,262,773    3,236,789   3,261,550
                                                   =========    =========    =========   =========

         The results of operations for the six month periods ended October 31, 1995 and 1994 are not necessarily indicative of the results of operations on an annual basis. See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                    CONDENSED CONSOLIDATED STATEMENT OF
                      CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                                 (in thousands)

                                                       Capital                                   Total
                                             Common    excess of    Retained     Treasury    stockholder's
                                             Stock     par value    earnings       stock         equity
         -----------------------------     ---------   ---------    ---------    ---------    -----------
         Balance, April 30, 1994              $33        $9,788      $12,539        ($51)        $22,309

          Issuance of common stock in
           connection with employee
           benefit plans                                                 (10)         63              53
          Purchase of treasury stock                                                 (26)            (26)
          Net income                                                   1,817                       1,817
                                           ---------   ---------    ---------     ---------   -----------
         Balance, October 31, 1994             33         9,788       14,346         (14)         24,153

          Issuance of common stock in
           connection with employee
           benefit plans                                                 (11)         59              48
          Purchase of treasury stock                                                (239)           (239)
          Dividends paid, $.08 per
           share                                                        (261)                       (261)
          Net income                                                   1,631                       1,631
                                           ---------   ---------    ---------    ---------    -----------
         Balance, April 30, 1995               33         9,788       15,705        (194)         25,332

          Issuance of common stock in
           connection with employee
           benefit plans                                                  (4)         53              49
          Purchase of treasury stock                                                (274)           (274)
          Dividends paid, $.14 per
           share                                                        (454)                       (454)
          Net income                                                   2,978                       2,978
                                           ---------   ---------    ---------    ---------    -----------
         Balance, October 31, 1995            $33        $9,788      $18,225       ($415)        $27,631
                                           =========   =========    =========    =========    ===========

         See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Six Months
                                                            Ended October 31,
                                                         ----------------------
                                                            1995        1994
                                                         ----------  ----------
         OPERATING ACTIVITIES
         Net income                                        $2,978      $1,817
         Adjustments to reconcile net income to net
           cash provided by operating activities:
            Depreciation and amortization                     753       1,132
            (Decrease) in reserve for Taulman shutdown     (1,175)     (1,106)
            Provision for doubtful accounts                   343         275
            Loss on sale of property, plant and
             equipment                                         23           0
            Deferred income taxes                             194         298
            Decrease in accounts receivable                 2,687       1,329
            (Increase) decrease in inventories               (732)        420
            (Increase) in costs and estimated earnings
             in excess of billings                            (73)       (111)
           (Increase) decrease in other assets                (93)        205
           (Decrease) in billings in excess of cost
            and estimated earnings                           (532)       (182)
           (Decrease) increase in accounts payable and
            accrued expenses                               (3,188)        677
                                                          --------    --------
              Net cash provided by operating
               activities                                   1,185       4,754
                                                          --------    --------
         INVESTING ACTIVITIES

         Purchase of property, plant and equipment           (731)       (956)
         Proceeds from sale of property, plant and
          equipment                                             5          36
                                                          --------    --------
             Net cash (used in) investing activities         (726)       (920)

         FINANCING ACTIVITIES
         Proceeds from revolving and long-term debt        31,756      28,877
         Principal payments made on debt                  (32,236)    (32,841)
         Proceeds from sale of stock                           49          52
         Purchase of treasury stock                          (274)        (26)
         Dividends paid                                      (454)          0
                                                          --------    --------
             Net cash (used in) financing activities       (1,159)     (3,938)
                                                          --------    --------
         CASH
         (Decrease) in cash during period                    (700)       (104)
         Cash and cash equivalents at beginning of          3,746       2,100
          period                                          --------    --------
         Cash and cash equivalents at end of period        $3,046      $1,996
                                                          ========    ========

         See accompanying notes to condensed consolidated financial statements.

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
            Notes to Condensed Consolidated Financial Statements
                        October 31, 1995 (Unaudited)

     NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's financial position as of October 31, 1995 and 1994, and the results of its operations and its cash flows for the six month period ended October 31, 1995 and 1994. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, the Report of Independent Accountants and the Statement of Management's Responsibility for Financial Statements included in the Company's 1995 Annual Report.

     NOTE B - ACCOUNTING POLICIES

     Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report. The Company has consistently followed those policies in preparing this report.

     NOTE C - PROVISION FOR TAULMAN SHUTDOWN AND RELATED INTANGIBLE
     ASSETS

     During the fourth quarter of fiscal 1994, the Company adopted a plan to shutdown or reorganize the operations of its wholly-owned subsidiary, The Taulman Company (Taulman). Substantially all of Taulman's operations are contained within its Turbitrol Instrumentation and Controls division; these operations will be shutdown following the completion of its obligations under current contracts. It is anticipated that Taulman will complete these contractual obligations in approximately two and one half years subsequent to the end of fiscal 1994 . Taulman Composting Systems, an immaterial component of Taulman's operations, now operates as a part of the Company's Process division. The pre-tax loss provision for these actions included the write-off of intangible assets totalling $2,908,000 associated with Taulman and the accrual of $5,987,000 to provide for anticipated losses during the shutdown period.

     For the second quarters of fiscal 1996 and fiscal 1995, Taulman's net sales were $2,852,000 and $6,059,000, respectively, while cost of products sold were $2,923,000 and $5,219,000, respec-
     tively.   Selling, general and administration expenses for the
     second quarters of fiscal 1996 and fiscal 1995 were $1,119,000 and $2,026,000, respectively. Taulman recorded net losses of $1,430,000 and $1,729,000 for the second quarters of fiscal 1996 and fiscal 1995, respectively. These losses have been recorded against the reserve established in fiscal 1994 for anticipated losses during the shutdown period. As such, these losses did not impact the Company's results of operation for the three and six months ended October 31, 1995 or 1994.

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     RESULTS OF OPERATIONS

     Overview

     The Company reported net income of $1,816,000, or $.56 per share, during the three month period ended October 31, 1995, compared with a net income of $1,299,000, or $.40 per share, during the comparable period of 1994. The Company reported net income of $2,978,000, or $.92 per share, for the six month period ended October 31, 1995 compared to $1,817,000, or $.56 per share, for the six month period ended October 31, 1994. Net sales increased 5.0% to $58,867,000 for the three month period ended October 31, 1995 from $56,056,000 for the three month period ended October 31, 1994 primarily due to improvement in the national economy, which increased the demand for the Company's products. Management is cautiously optimistic that sales will continue to increase during the remainder of fiscal 1996 as compared to fiscal 1995 due to the expected continued improvement in the national economy.

     The results for the three and six months ended October 31, 1995 and 1994 do not include the cost of the Taulman shutdown, which was reserved during the fiscal year ended April 30, 1994. All sales and costs associated with completion of Taulman's contractual obligations are applied against this reserve.

     Net sales

     Net sales for the three month period ended October 31, 1995 increased 5.0% to $58,867,000 compared to $56,056,000 for the corresponding period of the prior year. Net sales for the six month period ended October 31, 1995 increased 10.8% to $118,550,000 compared to $106,970,000 for the corresponding period of the prior year. Sales by the Company's distribution equipment business (Distribution Group) remained relatively constant during the three month period ended October 31, 1995 compared to the corresponding period of the prior year. For the six month period ended October 31, 1995, sales by the Distribution Group increased by 7.0% as compared to the corresponding period of the prior year. Sales by the Company's water and wastewater treatment and pumping equipment and process material and supplies business (Water Treatment Group) increased by 22.9% from $15,734,000 for the three month period ended October 31, 1995 as compared to $12,799,000 for the corresponding period of the prior year. For the six month period ended October 31, 1995, the Water Treatment Group's sales increased by 24.9% from $28,746,000 compared to $23,012,000 for the corresponding period of the prior year. Sales of the Distribution Group represented 75.8% and the Water Treatment Group represented 24.2% of the Company's total net sales for the six month period ended October 31, 1995. The increases in net sales of the Company's products is due to increased activity in the commercial and residential land development and construction markets as a result of the improvement in the national economy, which increased the demand for the Company's products. The increased net sales reflect a higher volume of products shipped in response to the increased demand rather than to any significant price increases. For the remainder of fiscal 1996, management believes that the Company's overall sales will continue at improved levels over comparable periods for the prior fiscal year if the economy continues to improve or remains at its present level.

     Cost of products sold

     The Company's gross profit margin (the difference between net sales and cost of products sold expressed as a percentage of net sales) was 17.3% and 15.6% for the three month periods ended October 31, 1995 and 1994, respectively, and 16.0% and 14.7% for the six month periods ended October 31, 1995 and 1994, respectively. The gross profit margin for the Distribution Group was 13.3% and 11.8% for the three month periods ended October 31, 1995 and 1994, respectively, and 12.5% and 11.6% for the six month periods ended October 31, 1995 and 1994, respectively. The gross profit margin for the Water Treatment Group was 28.1% and 28.5% for the three month periods ended October 31, 1995 and 1994, respectively, and 26.9% and 27.1% for the six month periods ended October 31, 1995 and 1994, respectively. The increase in the Company's gross profit margin is attributed to the increased sales volume which enabled the Company to spread its fixed costs over a larger sales base.

     Selling, general and administrative expenses

     Selling, general and administrative expenses were 11.8% and 11.2% of net sales for the three month periods ended October 31, 1995 and 1994, respectively, and 11.4% and 11.6% of net sales for the six month periods ended October 31, 1995 and 1994, respectively. The dollar amount of selling, general and administrative expenses increased by 10.5% and 8.9% in the three and six months of fiscal 1996 as compared to the corresponding period of the prior year, due primarily to the increased costs associated with the increased sales such as employee incentive awards. The decrease in selling, general and administrative expenses as a percentage of net sales was due to the 10.8% increase in the Company's net sales.

     Interest expense

     Interest expense decreased 20.6% for the three month period and 9.4% for the six month period ended October 31, 1995 as compared to the corresponding periods of the previous fiscal year. This was due to a decrease of approximately $3,343,000 or 17.0% in the Company's weighted average borrowings for the six month period ended October 31, 1995 when compared to the corresponding period of the prior year. The weighted average borrowing rate increased by 90 basis points, or 12.2%, for the six month period ended October 31, 1995 as compared to the corresponding six month period of fiscal 1995. Management anticipates that interest expense will decrease during the remainder of fiscal 1996 if the average borrowings remain at present levels. As a result of the second amendment to the Sun Bank, National Association ("SBNA") loan agreement, the Company has the option to change between the then current prime rate or the then current LIBOR rate plus 200 basis points.

     Provision for income tax expense

     The effective tax rates for the three and six month periods ended October 31, 1995 were 38.8% and 39.7%, respectively, and were 40.0% and 40.3% for the three and six month periods ended October 31, 1994, respectively. These rates reflect the Company's estimated effective rates for the respective fiscal year and do not include any unusual adjustments or credits.

     LIQUIDITY AND CAPITAL RESOURCES

      The primary sources of liquidity for the Company are funds generated internally from operations and bank borrowings. Set forth below is information regarding the sources and amounts of internally generated funds:

                                        Six Months Ended
                                           October 31,
                                       ------------------   Fiscal Year Ended
     (in thousands)                     1995         1994     April 30, 1995
     ------------------------------    -------------------  -----------------
     Net income ..................     $2,978      $1,817         $3,448
     Depreciation and amortization        753       1,132          2,110
     Deferred taxes...............        194         298           (430)
                                       ------      ------         ------
                                       $3,925      $3,247         $5,128
                                       ======      ======         ======

     When internally generated funds are insufficient to support operations and capital expenditures, the Company has been able to borrow funds to meet its needs. At October 31, 1995, the Company had approximately $17,249,000 available under a $30,000,000 bank line of credit. These available funds, together with a cash balance of approximately $3,046,000, placed the Company's potential cash availability in excess of $20,295,000 at October 31, 1995, which management believes is sufficient to support operations for the foreseeable future.

     During the first quarter of fiscal 1996, the Company and its primary lender, Sun Bank, National Association (SBNA), amended the Company's loan agreement to extend the loan maturity through April 30, 1997, reduce the principal amount that the Company can borrow to $30,000,000, provide specific guidelines that the Company must meet to eliminate the security interest that SBNA has on the Company's accounts receivable and inventory, eliminate the working capital requirement, and limit the amount of cash that the Company may spend in connection with acquisitions without the prior consent of SBNA to $2,500,000 per year during the term of the loan agreement. The amended loan agreement also permits the Company to choose between the then current prime rate or the then current LIBOR rate plus 200 basis points for advances under the revolving term loan. The Company was in compliance with the financial covenants of the loan agreement as of October 31, 1995.

     The payment of cash dividends is subject to approval by the Board of Directors and depends on, among other factors, earnings, capital requirements, and the operating and financial condition of the Company. The payment of cash dividends also requires the prior approval of SBNA unless certain financial requirements are met. During the first quarter of fiscal 1996, the Company's Board of Directors authorized a cash dividend of $0.14 per share, which was paid on July 3, 1995 to stockholders of record on June 26, 1995.

     The Company's working capital position improved by 4.1% at October 31, 1995 as compared to April 30, 1995 and by 6.7% as compared to October 31, 1994. The improvement in the Company's working capital position at October 31, 1995 as compared to April 30, 1995 was due primarily to an increase in inventories of $732,000 and a decrease in accounts payable of $5,574,000 which was offset by a $700,000 decrease in cash and a $3,030,000 decrease in accounts receivable. The primary reasons for the improvement in the working capital position at October 31, 1995 as compared to October 31, 1994 was due to the increase in cash of $1,050,000 and a decrease of $2,927,000 in accounts payable, offset by a decrease of $596,000 and $789,000 in inventories and accounts receivable, respectively. Set forth below is the Company's working capital position and certain liquidity comparisons as of the dates indicated:

                                        October 31,
                                    ------------------
     (in thousands)                   1995       1994       April 30, 1995
     ------------------------------ ------------------      --------------
     Working capital............    $31,840    $29,849          $30,593
                                    =======    =======          =======

     Cash.......................    $ 3,046    $ 1,996          $ 3,746
     Accounts receivable, net...     36,765     37,554           39,795
     Inventories................     19,510     20,106           18,778
                                    -------    -------          -------
                                     59,321     59,656           62,319

     Accounts payable...........    (18,584)   (21,511)         (24,158)
     Notes payable and current
      portion of long-term debt        (258)      (173)            (249)
                                    -------    -------          -------
                                    $40,479    $37,972          $37,912
                                    =======    =======          =======

     The Company's two most significant assets are its accounts receivable and inventories. The Company measures the effectiveness of its accounts receivable management program by a calculation designed to estimate the number of days that it takes the Company to collect accounts receivable. This calculation excludes the affect of any retainage. Average days to collect accounts receivable declined by 6.4 days or 10.8% at October 31, 1995 when compared to October 31, 1994 due to continued collection efforts by the Company.

     The Company measures the effectiveness of its inventory management program by a calculation using average quarterly inventory amounts to estimate the number of times inventory turns on an annual basis. Inventory turns increased by 1.5 turns or 17.2% and 1.0 turns or 10.9% during the six month period ended October 31, 1995 compared to the corresponding period ended October 31, 1994 and the fiscal year ended April 30, 1995, respectively. The increase in inventory turns occurred because the Company has been able to maintain low levels of inventory despite the increase in sales. This has been accomplished through more efficient management of distribution product inventories. The table below sets forth the results for the periods shown:

                                      October 31,
                                   ----------------      Fiscal Year Ended
                                   1995        1994        April 30, 1994
                                   ----------------      -----------------
        Average days to collect
          accounts receivable...... 53.1       59.5             61.0
        Inventory turns............ 10.2        8.7              9.2

     Average long-term and short term borrowings decreased by $3,343,000, or 17.0%, and $1,334,000, or 7.6%, during the six month period ended October 31, 1995 as compared to the six month period ended October 31, 1994 and the year ended April 30, 1995, respectively. The Company has increased its efforts to improve collection of accounts receivable and minimize inventory levels in an effort to reduce bank debt. This is illustrated by the lower level of borrowings the Company currently maintains despite the 10.8% increase in net sales.

                                       Six Months Ended
                                          October 31,
                                     --------------------    Fiscal Year Ended
     (Dollars in thousands)             1995        1994       April 30, 1995
     ------------------------------  --------------------    -----------------
     Average long-term debt           $15,531     $18,908          $17,146
     Weighted average interest rate       8.3%        7.4%             7.9%

     Average short-term borrowings    $   810     $   776           $  529
     Weighted average interest rate       5.8%        5.6              6.7%

                         PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

          (a)  The following exhibit is filed as part of this report:

                    Exhibit        Description of Exhibit
                    -------        ----------------------
                       11          Computation of Net Income Per Share

          (b)  No Current Reports on Form 8-K were filed by the
               Company during the quarter ended October 31, 1995.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DAVIS WATER & WASTE INDUSTRIES, Inc.
                                  ------------------------------------
                                   (Registrant)


     Date:  December 13, 1995     /s/ Stan White
                                  ____________________________________
                                  Stan White, Secretary-Treasurer
                                  (Duly Authorized Officer and Chief
                                  Financial Officer)

                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                             INDEX OF EXHIBITS

     Exhibit
      Table
     Item No.  Description of Exhibit                  Page
     --------  ----------------------                  ----
       11      Computation of Net Income Per Share      17

                                 EXHIBIT 11

                    DAVIS WATER & WASTE INDUSTRIES, INC.
                    COMPUTATION OF NET INCOME PER SHARE

                                                     Three Months Ended        Six Months Ended
                                                         October 31,              October 31,
                                                   -----------------------   ----------------------
                                                      1995        1994          1995        1994
                                                   ----------   ----------   ----------  ----------
         Net income                                $1,816,037   $1,299,064   $2,978,335  $1,816,682
                                                   ==========   ==========   ==========  ==========
         Number of shares used in calculation
          of per share data:

          Weighted average number of common
           shares outstanding during the
           period                                   3,229,535    3,262,773    3,235,995   3,261,550
          Add common equivalent
           shares(determined by the treasury
           stock method) composed of shares
           issuable upon award of performance
           shares or exercise of stock options            794            0          794           0
                                                   ----------   ----------   ----------  ----------
          Weighted average number of shares
           used in calculating net income per
           share                                    3,230,329    3,262,773    3,236,789   3,261,550
                                                   ==========   ==========   ==========  ==========

         Net income                                     $0.56        $0.40        $0.92       $0.56
                                                   ==========   ==========   ==========  ==========