Form 10-Q
period 1996-01-31
DAVIS WATER & WASTE INDUSTRIES INC
filed 1996-03-15
CIK 27326

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the Quarterly Period Ended January 31, 1996

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

   Indicate the number of shares of each of the issuer's classes of common stock outstanding as of the latest practicable date.

               Class                               Outstanding at March 13, 1996
    -----------------------------                  -----------------------------
    Common Stock, $0.01 Par Value                        3,234,138 Shares

                                    Page 1 of 17
                            Index of Exhibits on Page 16

                        DAVIS WATER & WASTE INDUSTRIES, Inc.

                            Quarterly Report on Form 10-Q
                       For the Quarter Ended January 31, 1996

                                  Table of Contents
           Item                                                 Page
          Number     PART I -- FINANCIAL INFORMATION           Number
          ------                                               ------
             1       Financial Statements:

                     Condensed Consolidated Balance
                     Sheet--January 31, 1996, April 30,
                     1995 and January 31, 1995                    3

                     Condensed Consolidated Statement of
                     Operations--Three and Nine Months
                     Ended January 31, 1996 and 1995              5

                     Condensed Consolidated Statement of
                     Changes in Stockholders' Equity--
                     January 31, 1996, April 30, 1995 and
                     January 31, 1995                             6

                     Condensed Consolidated Statement of
                     Cash Flows--Nine Months Ended
                     January 31, 1996 and 1995                    7

                     Notes to Condensed Consolidated
                     Financial Statements                         8


             2       Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                9

                     PART II--OTHER INFORMATION

             6       Exhibits and Reports on Form 8-K            14

                     SIGNATURES                                  15

                     INDEX OF EXHIBITS                           16

                               PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

                           DAVIS WATER & WASTE INDUSTRIES, Inc.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                          ASSETS
                                        (Unaudited)
                                      (in thousands)

                                                      January 31,    April 30,     January 31,
                                                         1996          1995           1995
                                                      -----------    ---------     -----------
    Current assets:
     Cash and cash equivalents                          $ 2,023        $ 3,746        $ 2,251
                                                        -------        -------        -------
     Accounts receivable, less allowance
      for doubtful accounts ($1,192 at
      January 31, 1996, $1,135 at
      April 30, 1995 and $1,205 at
      January 31, 1995)                                  32,922         39,795         35,280
                                                        -------        -------        -------
     Inventories:
      Finished goods and products purchased
       for resale                                        17,008         16,137         15,807
      Work-in-progress                                    1,942          2,073          1,903
      Raw materials and purchased components                960            568            644
                                                        -------        -------        -------
        Total inventories                                19,910         18,778         18,354
                                                        -------        -------        -------
     Prepaid expenses                                     1,327            631          1,229
                                                        -------        -------        -------
     Costs and estimated earnings in excess
      of billings on uncompleted contracts                1,253          1,097            592
                                                        -------        -------        -------

     Deferred income taxes                                5,360          5,634          5,082
                                                        -------        -------        -------
        Total current assets                             62,795         69,681         62,788
                                                        -------        -------        -------

    Property, plant and equipment                        21,282         20,701         20,638
    Less-accumulated depreciation                       (14,808)       (14,407)       (14,327)
                                                        -------        -------        -------
                                                          6,474          6,294          6,311
                                                        -------        -------        -------
    Other assets                                          5,559          5,561          5,135
                                                        -------        -------        -------
                                                        $74,828        $81,536        $74,234
                                                        =======        =======        =======


         See accompanying notes to condensed consolidated financial statements.

                           DAVIS WATER & WASTE INDUSTRIES, Inc.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                         (Unaudited)
                            (in thousands, except share data)

                                                     January 31,    April 30,     January 31,
                                                        1996          1995           1995
                                                     -----------   ----------     -----------
    Current liabilities:

     Current portion of long-term debt                 $   271        $   249        $   163

     Accounts payable                                   17,535         24,158         17,632

     Accrued salaries and commissions                    5,742          3,735          3,619

     Other accrued liabilities                           8,753          9,497          8,071

     Billings in excess of costs and estimated
      earnings on uncompleted contracts                    828          1,449          1,931
                                                       -------        -------        -------
       Total current liabilities                        33,129         39,088         31,416
                                                       -------        -------        -------
     Long-term debt, less current portion               11,199         14,787         15,654
                                                       -------        -------        -------
     Deferred income taxes                                   0            265            410
                                                       -------        -------        -------
     Other accrued liabilities                           2,165          2,064          2,102
                                                       -------        -------        -------
    Stockholders' equity:

     Common stock, $0.01 par value,
      50,000,000 shares authorized and
      3,265,308 shares issued                               33             33             33
     Capital in excess of par value                      9,788          9,788          9,788
     Retained earnings                                  18,900         15,705         14,854
                                                       -------        -------        -------
                                                        28,721         25,526         24,675
     Treasury stock at cost - 31,170 shares at
      January 31, 1996, 19,379 shares at April
      30, 1995 and 2,347 shares at January 31,
      1995                                                (386)          (194)           (23)
                                                       -------        -------        -------
        Total stockholders' equity                      28,335         25,332         24,652
                                                       -------        -------        -------
                                                       $74,828        $81,536        $74,234
                                                       =======        =======        =======

         See accompanying notes to condensed consolidated financial statements.

                           DAVIS WATER & WASTE INDUSTRIES, Inc.
                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)
                            (in thousands, except per share data)

                                                     Three Months Ended                Nine Months Ended
                                                         January 31,                      January 31,
                                                     1996           1995              1996           1995
                                                   --------       --------          --------       --------
    Net sales                                       $52,457        $52,730          $171,008       $159,700

    Cost of products sold                            43,777         44,862           143,353        135,828
                                                    -------        -------          --------       --------
    Gross profit margin                               8,680          7,868            27,655         23,872
    Selling, general and  administration              6,613          6,291            20,091         18,665
    Interest expense                                    208            335               848          1,041
    Other income, net                                    41             67               126            188
                                                    -------        -------          --------       --------
    Income before income taxes                        1,900          1,309             6,842          4,354
                                                    -------        -------          --------       --------

    Provision (benefit) for income taxes:
      Current                                           929            564             2,699          1,494
      Deferred                                         (185)           (31)                9            267
                                                    -------        -------          --------       --------
                                                        744            533             2,708          1,761
                                                    -------        -------          --------       --------
    Net income                                      $ 1,156        $   776          $  4,134        $ 2,593
                                                    =======        =======          ========       ========
    PER SHARE INFORMATION:

    PRIMARY SHARE INFORMATION:

    Primary net income per share                    $   .36        $   .24          $   1.28        $   .79
                                                    =======        =======          ========       ========
    Primary weighted average shares
     outstanding                                  3,234,193      3,263,115         3,236,550      3,262,072
                                                  =========      =========         =========      =========

    FULLY DILUTED SHARE INFORMATION:

    Fully diluted net income per share              $   .35        $   .24          $   1.24        $   .79
                                                    =======        =======          ========       ========
    Fully diluted weighted average shares
     outstanding                                  3,331,114      3,263,115         3,333,471      3,262,072
                                                  =========      =========         =========      =========

    Dividends per share                             $   .15        $   .08          $    .29        $   .08
                                                    =======        =======          ========       ========


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

                           DAVIS WATER & WASTE INDUSTRIES, Inc.
               CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                          EQUITY
                                        (Unaudited)
                                       (in thousands)

                                                               Capital in                                    Total
                                                Common         excess of     Retained        Treasury     stockholders'
                                                stock          par value     earnings          stock         equity
    -------------------------------------       ------         ---------     --------        ---------    ------------
    Balance, April 30, 1994                     $   33           $9,788       $12,539         $   (51)       $22,309

     Issuance of common stock in
      connection with employee benefit
      plans                                                                       (17)             92             75
     Purchase of treasury stock                                                                   (64)           (64)
     Dividends paid, $.08 per share                                              (261)                          (261)
     Net income                                                                 2,593                          2,593
                                                ------          -------       -------         -------        -------
    Balance, January 31, 1995                       33            9,788        14,854             (23)        24,652


     Issuance of common stock in
      connection with employee
      benefit plans                                                                (4)             30             26
     Purchase of treasury stock                                                                  (201)          (201)
     Net income                                                                   855                            855
                                                ------          -------       -------          ------        -------
    Balance, April 30, 1995                         33           9,788         15,705            (194)        25,332


     Issuance of common stock in
      connection with employee
      benefit plans                                                                                82             82
     Purchase of treasury stock                                                                  (274)          (274)
     Dividends paid, $.29 per share                                              (939)                          (939)
     Net income                                                                 4,134                          4,134
                                                ------          -------       -------         -------        -------
    Balance, January 31, 1996                   $   33           $9,788       $18,900         $  (386)       $28,335
                                                ======          =======       =======         =======        =======

         See accompanying notes to condensed consolidated financial statements.

                           DAVIS WATER & WASTE INDUSTRIES, Inc.
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                        (in thousands)

                                                                           Nine Months Ended
                                                                              January 31,
                                                                     ---------------------------
                                                                       1996               1995
                                                                     --------           --------
    OPERATING ACTIVITIES
    Net income                                                       $ 4,134            $ 2,593
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                    1,123               1,665
      (Decrease) in reserve for Taulman shutdown                      (1,888)             (1,819)
      Provision for doubtful accounts                                    445                (364)
      Loss on sale of property, plant and equipment                       57                  (2)
      Deferred income taxes                                                9                 267
      Decrease in accounts receivable                                  6,428               4,242
      (Increase) decrease in inventories                              (1,132)              2,172
      (Increase) decrease in costs and estimated
       earnings in excess of billings                                   (156)                380
      (Increase) in other assets                                        (694)               (566)
      (Decrease) in billings in excess of cost and
       estimated earnings                                               (621)               (270)
      (Decrease) in accounts payable and accrued
       expenses                                                       (3,371)             (3,793)
                                                                     -------             -------
        Net cash provided by operating activities                      4,334               4,505
                                                                     -------             -------

    INVESTING ACTIVITIES
    Purchases of property, plant and equipment                        (1,365)             (1,125)
    Proceeds from sale of property, plant and equipment                    5                 845
                                                                     -------             -------
        Net cash (used in) investing activities                       (1,360)               (280)
                                                                     -------             -------

    FINANCING ACTIVITIES
    Proceeds from revolving and long-term debt                        47,025              41,432
    Principal payments made on debt                                  (50,591)            (45,256)
    Proceeds from sale of stock                                           82                  75
    Purchase of treasury stock                                          (274)                (64)
    Dividends paid                                                      (939)               (261)
                                                                     -------             -------
        Net cash (used in) financing activities                       (4,697)             (4,074)
                                                                     -------             -------

    CASH
    (Decrease) increase in cash during period                         (1,723)                151
    Cash and cash equivalents at beginning of period                   3,746               2,100
                                                                     -------             -------
    Cash and cash equivalents at end of period                       $ 2,023             $ 2,251
                                                                     =======             =======

         See accompanying notes to condensed consolidated financial statements.

                      DAVIS WATER & WASTE INDUSTRIES, Inc.
              Notes to Condensed Consolidated Financial Statements
                          January 31, 1996 (Unaudited)

   NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company's financial position as of January 31, 1996 and 1995, and the results of its operations and its cash flows for the three and nine month periods ended January 31, 1996 and 1995. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, the Report of Independent Accountants and the Statement of Management's Responsibility for Financial Statements included in the Company's 1995 Annual Report.

   NOTE B - ACCOUNTING POLICIES

   Reference is made to the accounting policies of the Company described in the Notes to Consolidated Financial Statements contained in the Company's 1995 Annual Report. The Company has consistently followed those policies in preparing this report.

   NOTE C - PROVISION FOR TAULMAN SHUTDOWN AND RELATED INTANGIBLE ASSETS

   During the fourth quarter of fiscal 1994, the Company adopted a plan to shutdown or reorganize the operations of its wholly-owned subsidiary, The Taulman Company (Taulman). Substantially all of Taulman's operations are contained within its Turbitrol Instrumentation and Controls division. These operations will be shutdown following the completion of its obligations under current contracts. It is anticipated that Taulman will complete these contractual obligations in approximately two and one half years subsequent to the end of fiscal 1994 . Taulman Composting Systems, an immaterial component of Taulman's operations, now operates as a part of the Company's Process division. The pre-tax loss provision for these actions included the write-off of intangible assets totalling $2,908,000 associated with Taulman and the accrual of $5,987,000 to provide for anticipated losses during the shutdown period.

   For the nine months ended January 31, 1996 and 1995, Taulman's net sales were $3,514,000 and $8,996,000, respectively, while cost of products sold
   were $3,869,000 and $8,050,000, respectively.   Selling, general and
   administration expenses for the nine months of fiscal 1996 and fiscal 1995 were $1,548,000 and $2,790,000, respectively. Taulman recorded net losses of $1,888,000 and $1,819,000 for the nine months of fiscal 1996 and fiscal 1995, respectively. These losses have been recorded against the reserve established in fiscal 1994 for anticipated losses during the shutdown period. As such, these losses did not impact the Company's results of operation for the three and nine months ended January 31, 1996 or 1995.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   RESULTS OF OPERATIONS

   Overview
   --------
   The Company reported net income of $1,156,000, or $.36 per share (based on primary net income per share), during the three month period ended January 31, 1996, compared with net income of $776,000, or $.24 per share, during the comparable period of fiscal 1995. The Company reported net income of $4,134,000, or $1.28 per share (based on primary net income per shares), for the nine month period ended January 31, 1996 compared to $2,593,000, or $.79 per share, for the nine month period ended January 31, 1995 . Net sales were $52,457,000 for the three month period ended January 31, 1996 compared to $52,730,000 for the three month period ended January 31, 1995. The decline in net sales was due primarily to poor weather during the third quarter of fiscal 1996, which reduced the demand for the Company's products. Net sales for the nine month period ended January 31, 1996 were $171,008,000 compared to $159,700,000 for the same period of fiscal 1995. Management is cautiously optimistic that sales will continue to show improvements for fiscal 1996 as compared to fiscal 1995 as a result of the improvement in the national economy over comparable periods of the prior year; however, no assurances can be made in this regard. The results for the three and nine months ended January 31, 1996 and 1995 do not include the cost of the Taulman shutdown, which was reserved during the fiscal year ended April 30, 1994. All sales and costs associated with completion of Taulman's contractual obligations are applied against this reserve.

   Net sales
   ---------
   Net sales for the three month period ended January 31, 1996 declined slightly to $52,457,000 compared to $52,730,000 for the corresponding period of the prior year. Net sales for the nine month period ended January 31, 1996 increased 7.1% to $171,008,000 compared to $159,700,000 for the corresponding period of the prior year. Sales in the Company's distribution equipment business (Distribution Group) increased by 1.2% from $39,379,000 during the three month period ended January 31, 1996 compared to $38,927,000 for the corresponding period of the prior year. For the nine month period ended January 31, 1996 , sales in the Distribution Group increased by 5.1% to $129,184,000 from $122,885,000 compared to the corresponding period of the prior year. Sales in the Company's water and wastewater treatment and pumping equipment and process material and supplies business (Water Treatment Group) decreased by 5.3% from $13,078,000 for the three month period ended January 31, 1996 as compared to $13,804,000 for the corresponding period of the prior year. For the nine month period ended January 31, 1996, the Water Treatment Group's sales increased by 13.6% to $41,824,000 compared to $36,816,000 for the corresponding period of the prior year. Sales in the Distribution Group represented 75.5% and the Water Treatment Group represented 24.5% of the Company's total net sales for the nine month period ended January 31, 1996. The increases in net sales of the Company's products for the nine months ended January 31, 1996 is due to increased activity during the beginning of the fiscal year in the commercial and residential land development and construction markets, as a result of the improvement in the national economy, which increased the demand for the Company's products. The increased net sales reflect a higher volume of products shipped in response to the increased demand rather than to any significant price increases.
   The slight decrease in sales for the three months ended January 31, 1996 as compared to the same period in the prior year is due primary to the poor weather condition during the third quarter of fiscal 1996. For the remainder of fiscal 1996, management believes that the Company's overall sales will continue at improved levels over the comparable periods for the prior fiscal year if the economy continues to improve or remains at its present level; however, no assurances can be made in this regard.

   Cost of products sold
   ---------------------
   The Company's gross profit margin (the difference between net sales and cost of products sold expressed as a percentage of net sales) was 16.5% and 14.9% for the three month periods ended January 31, 1996 and 1995, respectively, and 16.2% and 14.9% for the nine month periods ended January 31, 1996 and 1995, respectively. The gross profit margin for the Distribution Group was 13.3% and 11.9% for the three month periods ended January 31, 1996 and 1995, respectively, and 12.8% and 11.7% for the nine month periods ended January 31, 1996 and 1995, respectively. The gross profit margin for the Water Treatment Group was 26.4% and 23.4% for the three month periods ended January 31, 1996 and 1995, respectively, and 26.7% and 25.8% for the nine month periods ended January 31, 1996 and 1995, respectively. The increase in the Company's gross profit margin is attributed to the increased sales volume which enabled the Company to spread its fixed costs over a larger sales base.

   Selling, general and administrative expenses
   --------------------------------------------
   Selling, general and administrative expenses were 12.6% and 11.9% of net sales for the three month periods ended January 31, 1996 and 1995, respectively, and 11.7% and 11.7% of net sales for the nine month periods ended January 31, 1996 and 1995, respectively. The dollar amount of selling, general and administrative expenses increased by 5.1% and 7.6% in the three and nine months of fiscal 1996 as compared to the corresponding periods of the prior year. The increase is due primarily to the increased costs associated with the increased sales, including increased employee incentive awards.

   Interest expense
   ----------------
   Interest expense decreased 37.9% for the three month period and 18.6% for the nine month period ended January 31, 1996 as compared to the corresponding periods of the previous fiscal year. This was due to a decrease of approximately $3,902,000 or 21.0% in the Company's weighted average borrowings for the nine month period ended January 31, 1996 when compared to the corresponding period of the prior year. The weighted average borrowing rate increased by 40 basis points for the nine month period ended January 31, 1996 as compared to the corresponding nine month period of fiscal 1995. Management anticipates that interest expense will decrease during the remainder of fiscal 1996 from amounts reported in comparable periods of the previous year if the average borrowings remain at present levels. As a result of the second amendment to the Sun Bank, National Association ("SBNA") loan agreement, the Company has the option to change between the then current prime rate or the then current LIBOR rate with adjustments to these rates plus or minus various basis points depending on the Company financial results.

   Provision for income tax expense
   --------------------------------
   The Company's effective tax rates for the three and nine month periods ended January 31, 1996 were 39.2% and 39.6%, respectively, and were 40.7% and 40.5% for the three and nine month periods ended January 31, 1995, respectively. These rates reflect the Company's estimated effective rates for the respective fiscal year and do not include any unusual adjustments or credits.

   LIQUIDITY AND CAPITAL RESOURCES

   The primary sources of liquidity for the Company are funds generated internally from operations and bank borrowings. Set forth below is information regarding the sources and amounts of internally generated funds:

                                       Nine Months Ended
                                           January 31,
                                       -------------------  Fiscal Year Ended
      (in thousands)                     1996       1995     April 30, 1995
      -------------------------------  -------------------  -----------------
      Net income.....................   $4,134     $2,593         $3,448
      Depreciation and amortization      1,123      1,665          2,110
      Deferred taxes ................        9        267           (430)
                                        ------     ------         ------
                                        $5,266     $4,525         $5,128
                                        ======     ======         ======

    When internally generated funds are insufficient to support operations and capital expenditures, the Company has been able to borrow funds to meet its needs. At January 31, 1996, the Company had approximately $20,339,000 available under a $30,000,000 bank line of credit. These available funds, together with a cash balance of approximately $2,023,000, placed the Company's potential cash availability in excess of $22,362,000 at January
   31, 1996, which management believes is sufficient to support operations for the foreseeable future.

   During the first quarter of fiscal 1996, the Company and its primary lender, Sun Bank, National Association (SBNA), amended the Company's loan agreement to extend the loan maturity through April 30, 1997, reduce the principal amount that the Company can borrow to $30,000,000, provide specific guidelines that the Company must meet to eliminate the security interest that SBNA has on the Company's accounts receivable and inventory, eliminate the working capital requirement, and limit the amount of cash that the Company may spend in connection with acquisitions without the prior consent of SBNA to $2,500,000 per year during the term of the loan agreement. The amended loan agreement also permits the Company to choose between the then current prime rate or the then current LIBOR rate plus or minus various basis point rates for advances under the revolving term loan, depending on the Company achieving certain financial results. The Company was in compliance with the financial covenants of the loan agreement as of January 31, 1996.

   The payment of cash dividends is subject to approval by the Board of Directors and depends on, among other factors, earnings, capital require-ments, and the operating and financial condition of the Company. The payment of cash dividends also requires the prior approval of SBNA unless certain financial requirements are met. During the first and third quarters of fiscal 1996, the Company's Board of Directors authorized a cash dividend of $0.14 and $0.15 per share, which was paid on July 3, 1995 and January 5, 1996 to stockholders of record on June 26, 1995 and December
   26,1995, respectively.

   The Company's working capital position decreased by 3.0% at January 31, 1996 as compared to April 30, 1995 and by 5.5% as compared to January 31, 1995. The decline in the Company's working capital position at January 31, 1996 as compared to April 30, 1995 was due primarily to a $1,723,000 decrease in cash and a $6,873,000 decrease in accounts receivable which was offset by an increase in inventories of $1,132,000 and a decrease in accounts payable of $6,623,000. The primary reasons for the decline in the working capital position at January 31, 1996 as compared to January 31, 1995 was due to the decrease of


   $228,000 and $2,358,000 in cash and accounts receivable, respectively, offset by the increase in inventories of $1,556,000 and a decrease of $97,000 in accounts payable. Set forth below is the Company's working capital position and certain liquidity comparisons as of the dates indicated:


                                            January 31,
            (in thousands)                1996       1995           April 30, 1995
            ---------------------------  ------------------        -----------------
            Working capital............  $29,666    $31,372              $30,593
                                         =======    =======              =======
            Cash.......................  $ 2,023    $ 2,251              $ 3,746
            Accounts receivable, net...   32,922     35,280               39,795
            Inventories................   19,910     18,354               18,778
                                         -------    -------              -------
                                          54,855     55,885               62,319

            Accounts payable...........  (17,535)   (17,632)             (24,158)
            Notes payable and current
              portion of long-term debt     (271)      (163)                (249)
                                         -------    -------              -------
                                         $37,049    $38,090              $37,912
                                         =======    =======              =======

    The Company's two most significant assets are its accounts receivable and inventories. The Company measures the effectiveness of its accounts receivable management program by a calculation designed to estimate the number of days that it takes the Company to collect accounts receivable. This calculation excludes the affect of any retainage. Average days to collect accounts receivable declined by 6.2 days or 10.9% at January 31, 1996 when compared to January 31, 1995 due to continued efforts to improve collections by the Company.

   The Company measures the effectiveness of its inventory management program by a calculation using average quarterly inventory amounts to estimate the number of times inventory turns on an annual basis. Inventory turns increased by .8 turns or 9.0% and .5 turns or 5.4% during the nine month period ended January 31, 1996 compared to the corresponding period ended January 31, 1995 and the fiscal year ended April 30, 1995, respectively. The increase in inventory turns occurred because the Company has been able to maintain reduced levels of inventory despite the increase in sales. This has been accomplished through more efficient management of distribution product inventories. The table below sets forth the results for the periods shown:

                                    January 31,
                                  -----------------        Fiscal Year Ended
                                   1996       1995          April 30, 1995
                                  ------     ------        -----------------
    Average days to collect
      accounts receivable......    50.7       56.9                61.0
    Inventory turns............     9.7        8.9                 9.2

    Average long-term and short term borrowings decreased by $3,902,000, or 21.0%, and $2,979,000, or 16.9%, during the nine month period ended January 31, 1996 as compared to the nine month period ended January 31, 1995 and the year ended April 30, 1995, respectively. The Company has increased its efforts to improve collection of accounts receivable and minimize inventory levels in order to reduce bank debt. This is illustrated by the lower level of borrowings the Company currently maintains despite the 7.1% increase in net sales.

                                                Nine Months Ended
                                                    January 31,
                                                ------------------       Fiscal Year Ended
         (dollars in thousands)                   1996       1995         April 30, 1995
         ----------------------------------     --------   --------      -----------------
         Average long-term debt............     $14,057     $18,006           $17,146
         Weighted average interest rate....         8.1%        7.7%              7.9%

         Average short-term borrowings.....     $   639     $   592           $   529
         Weighted average interest rate....         7.4%        6.7%              6.7%


                                PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

            (a)   The following exhibit is filed as part of this report:

                        Exhibit           Description of Exhibit
                        ---------         ---------------------------
                           11             Computation of Net Income Per Share

            (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended January 31, 1996.

















































                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DAVIS WATER & WASTE INDUSTRIES, Inc.
                                                     (Registrant)


      Date:  March 13, 1996                /S/ STAN WHITE
                                           __________________________________
                                           Stan White, Secretary-Treasurer
                                           (Duly Authorized Officer and
                                           Chief Financial Officer)













































                           DAVIS WATER & WASTE INDUSTRIES, Inc.
                                     INDEX OF EXHIBITS

      Exhibit
       Table
      Item No.          Description of Exhibit                    Page
      --------          ----------------------                    ----
         11             Computation of Net Income Per Share        17


                                        EXHIBIT 11

                           DAVIS WATER & WASTE INDUSTRIES, Inc.
                            COMPUTATION OF NET INCOME PER SHARE

                                                        Three Months Ended            Nine Months Ended
                                                               January 31,                  January 31,
                                                        -------------------------    -------------------------
                                                            1996          1995           1996           1995
                                                         ----------    ----------     ----------     ----------
    Net income used to calculate primary and fully
     diluted income per share                            $1,155,558    $  775,826     $4,133,893     $2,592,507
                                                         ==========    ==========     ==========     ==========
    Number of shares used in calculation of per share
    data:

    Primary per common shares information:

     Weighted average number of common shares
      outstanding during the period                       3,232,460     3,263,115      3,234,817      3,262,072
     Add common equivalent shares (determined by
      the treasury stock method) composed of shares
      issuable upon award of performance shares or
      exercised of stock options                              1,733             0          1,733              0
                                                         ----------    ----------     ----------     ----------
    Weighted average number of shares used in
     calculating primary net income per share             3,234,193     3,263,115      3,236,550      3,262,072
                                                         ==========    ==========     ==========     ==========
    Primary net income per share                              $0.36         $ .24          $1.28          $ .79
                                                         ==========    ==========     ==========     ==========
    Fully diluted per common shares information:

    Weighted average number of common shares
     outstanding during the period                        3,232,460     3,263,115      3,234,817      3,262,072
    Add common equivalent shares (determined by
     the treasury stock method) composed of
     shares issuable upon award of performance
     shares or exercise of stock options                      3,115             0          3,115              0
    Add common equivalent shares (determined by
     the treasury stock method) composed of
     shares issuable upon exercise of Officers
     and Directors stock options                             95,539             0         95,539              0
                                                         ----------    ----------     ----------     ----------
    Wieghted average number of shares used in
     calculating fully diluted net income share           3,331,114     3,263,115      3,333,471      3,262,072
                                                         ==========    ==========     ==========     ==========
    Fully diluted net income per share                        $0.35         $0.24          $1.24          $0.79
                                                         ==========    ==========     ==========     ==========