Form 10-K
period 1996-04-30
DAVIS WATER & WASTE INDUSTRIES INC
filed 1996-06-27
CIK 27326

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended April 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From       to

                     Commission file number 1-9467

                 DAVIS WATER & WASTE INDUSTRIES, Inc.
        (Exact name of Registrant as specified in its charter)

                      Georgia               58-0959907
             (State of incorporation)  ( I.R.S. Employer
                                        Identification Number)

         1820 Metcalf Avenue, Thomasville, Georgia 31792
     (Address of principal executive offices, including zip code)


                            (912) 226-5733
         (Registrant's telephone number, including area code)
                     _____________________________

     Securities registered pursuant to Section 12(g) of the Act:

                                         Name of each
              Title of each               exchange on
                 class                  which registered
              ---------------           ----------------
                Common Stock,            New York Stock
               $0.01 par value              Exchange

                 Common Stock            New York Stock
                Purchase Rights             Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on
     June 24, 1996 was $71,154,649.   There were 3, 236,179
     shares of Common Stock outstanding as of June 24, 1996.

                 DAVIS WATER & WASTE INDUSTRIES, Inc.
                      Annual Report on Form 10-K
               For the Fiscal Year Ended April 30, 1996

                          Table of Contents

   Item                                                                Page
  Number                             PART I                           Number
  ------                             ------                           ------
    1.        Business                                                   3

    2.        Properties                                                12

    3.        Legal Proceedings                                         13

    4.        Submission of Matters to a Vote of Security Holders       13

                                     PART II

    5.        Market for the Company s Common Stock and Related
              Stockholder Matters                                       14


    6.        Selected Consolidated Financial Data                      15

    7.        Management s Discussion and Analysis of                   16
              Financial Condition and Results of Operations

    8.        Financial Statements and Supplementary Data               24

    9.        Changes in and Disagreement with Accountants on
                Accounting and Financial Disclosure                     41

                                    PART III
   10.        Directors and Executive Officers of the Company           42


   11.        Executive Compensation                                    44

   12.        Security Ownership of Certain Beneficial Owners
              and Management                                            52

   13.        Certain Relationships and Related Transactions            54


                                     PART IV
   14.        Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                       55

                                   SIGNATURES                           61

                  INDEX OF FINANCIAL STATEMENT SCHEDULES                64

                                INDEX OF EXHIBITS                       67


                                PART I

     ITEM 1.  BUSINESS

     General

     Davis Water & Waste Industries, Inc. (the "Company" or the "Registrant") manufactures and markets products relating to the distribution of water and the treatment of water and wastewater. The Company markets a broad line of water distribution equipment and supplies, including underground pipe, pipe fittings, valves, fire hydrants, water meters and related equipment. The Company believes that it is one of the largest distributors of water distribution equipment and supplies in the Southeast based on annual revenues from sales of such products. The Company also designs, engineers, manufactures, sells and installs water and wastewater treatment and pumping equipment and distributes certain process materials used to treat water and wastewater to comply with applicable health and water quality standards. The Company's products are sold from 33 distribution and sales facilities to more than 25,000 independent contractors, developers, industrial customers, municipalities and other government agencies, and private utilities located principally in the Southeastern, Southwestern, Midwestern and Western areas of the United States.

          The Company was organized as a Georgia corporation in 1956 as the successor to a business which had operated since 1938. The Company has two wholly owned subsidiaries, The Taulman Company ("Taulman"), which it acquired in August 1990, and a Mexican subsidiary, Grupo de Tratamiento de Aguas Davis, S.A. de C.V., which it organized in October 1994. The Company discontinued substantially all of Taulman's operations in fiscal 1994. See "Discontinuation of Taulman Operations" below. As used herein, the term "Company" refers to Davis Water & Waste Industries, Inc., its divisions and its wholly-owned subsidiaries, Taulman and Grupo de Tratamiento de Aguas Davis, S.A. de C.V., unless otherwise indicated.

     Recent Developments

          On June 10, 1996, the Company and United States Filter Corporation ("U.S. Filter") entered into a definitive agreement ( the "Merger Agreement") for the acquisition of the Company by U.S. Filter. The acquisition is to be effected through the merger of the Company into a wholly owned subsidiary of U.S. Filter (the "Merger") and the issuance to the shareholders of the Company of .933 share of U.S. Filter Common Stock for each outstanding share of the Company's Common Stock (the "Exchange Ratio"). The Exchange Ratio is subject to adjustment in the event that the average closing price of the U.S. Filter Common Stock during the 20 consecutive trading day period beginning on the 25th trading day prior to the date the Company's shareholders vote on the Merger (the "Average Market Price") is less than $28.00 per share or more than $34.00 per share, in which event the Exchange Ratio shall be equal to $26.12 (calculated by multiplying the Exchange Ratio by $28.00) divided by the Average Market Price or $31.72 (calculated by multiplying the Exchange Ratio by $34.00) divided by the Average Market Price, as the case may be. The Company may terminate the Merger Agreement if the Average Market Price of the U.S. Filter Common Stock is less than $25.25, and U.S. Filter may terminate the Merger Agreement if the Average Market Price is more than $37.25.

          At the effective time of the Merger, all outstanding unexercised stock options of the Company, whether or not then exercisable, will be converted into .933 share of U.S. Filter Common Stock (the "Option Exchange Ratio"). The Option Exchange Ratio is subject to adjustment in the same manner as the Exchange Ratio, as described above.

          The transaction is subject to various conditions, including approval by the Company's shareholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and pooling-of-interests accounting treatment for the transaction. The transaction is expected to be closed during the Company's second fiscal quarter ending October 31, 1996.

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

          In fiscal 1994, the Company terminated the operations of Turbitrol due to continuing significant declines in sales and relatively high levels of selling, general and administrative expenses required to fulfill contractual obligations. Turbitrol ceased bidding on new contracts, terminated its sales force and will continue operations only for the estimated two and one half year period from the decision to shut down as necessary to complete its obligations under existing contracts. In fiscal 1994 and 1993, Taulman's net sales were $15,871,000 and $24,739,000, respectively, which equaled 7.8%, and 13.0%, respectively, of the Company's net sales in such fiscal years. Taulman's pre-tax operating (losses) income for such fiscal years were ($2,903,000) and $18,000, respectively. Taulman had net sales of $4,843,000 and pre-tax operating loss of ($2,425,000) in fiscal 1996 and net sales of $11,252,000 and pre-tax operating loss of ($2,158,000) in fiscal 1995. The Taulman Composting Systems division began operating within the Company's Davis Process division in June 1994. See Note 3 of Notes to Consolidated Financial Statements set forth in
     Item 8 hereof.

     Principal Products

          The Company markets a broad line of water distribution equipment and supplies purchased from independent manufacturers and suppliers, including underground pipe, pipe fittings, valves, fire hydrants, water meters and related equipment. The Company also designs, engineers, manufactures, sells and installs water and wastewater treatment and pumping equipment and related control system, and distributes certain process materials used to treat water and wastewater to comply with applicable health and water quality standards. For information regarding the amount and percentage of net sales attributable to each of the Company's principal product classes for each of the past three fiscal years, see "Item 7 Management s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Sales."

     Water Distribution Equipment and Supplies .The divisions of the Davis Distribution Group operate under the Davis Meter & Supply, Taylor-Jett Co., Waterworks Equipment Company and McAllen Pipe & Supply Co. names. These divisions supply water, sewer and storm products and services primarily to the contractor and municipal markets. These products include pipe, valves, fire hydrants, water meters, fittings, and other related equipment necessary to underground construction. The Company believes that it is one of the largest suppliers of water distribution and sewer products in the Southeast based on annual revenues from the sales of such products. The Company purchases more than 20,000 products from approximately 3,000 manufacturers and suppliers located principally in the southeastern United States. These products are marketed through a network of 25 service centers located in Arizona, California, Florida, Georgia, Nevada, North Carolina, Tennessee, Texas and Utah. Each service center covers a radius of 50 to 150 miles.

          Each service center maintains an inventory of water and sewer products that are sold to the industry at large. More than 95% of orders are filled and shipped from the service centers on the date that the order is placed. Products are transported to customers through the use of leased vehicles, with larger orders being shipped direct from the manufacturer. All districts are electronically linked through an on line system maintained at the Company's headquarters in Thomasville, Georgia. The system gives the individual service centers the ability to utilize inventory located throughout the country to service their accounts. This system also includes an inventory management system which ensures that sufficient levels of inventory are available at each service center.

          Each service center is under the direction of both a service center manager and a district manager. The service center manager is responsible for all operational functions of his or her service center, while the district manager is primarily responsible for all sales and marketing within his or her district. The Distribution Group sales manager is responsible for the overall management of the Davis Distribution Group. All major decisions affecting policy, facilities, or capital outlays of the Davis Distribution Group are reviewed by the Company's executive officers.

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

          The water and wastewater treatment equipment manufactured by the Davco division is composed primarily of fabricated and coated steel treatment plants. This equipment is sold principally to commercial and residential land developers, industrial plants and municipalities. Most of such equipment is delivered to the job site, ready for erection. The fully prefabricated wastewater treatment systems are designed to process from 10,000 to 120,000 gallons of wastewater per day, thereby serving from 100 to 120 persons. The larger wastewater treatment plants process up to 5 million gallons of wastewater per day and serve communities of up to 50,000 persons. The Davco division manufactures a variety of products for inclusion in these treatment plants, including denitrification filters, traveling bridge filters, solids contact clarifiers, clarifiers, aeration systems and selector processes.

          The Davco\ EMU division's water and wastewater pumping equipment consists of submersible pumps used in municipal, industrial and privately owned systems for pumping wastewater. These units are designed and built by the German company EMU Unterwasserpumpen GmbH both for underground and above ground installation and are used to pump wastewater to centrally located treatment or collection points or to maintain desired pressure in water distribution systems. The equipment is sold principally to general contractors for incorporation in utility systems being constructed for municipalities, industries, governmental agencies and private utilities.

          Taking advantage of its expertise in steel fabrication and erection, the Davco division provides specialty steel fabrication and on-site construction erection services to major contractors and industrial customers. These services relate principally to the fabrication and installation of steel components used in water and air pollution control equipment.

          Through May 1994, the Turbitrol division of Taulman was engaged primarily in the design, manufacture, sale and servicing of instrumentation, control and telemetry systems primarily for municipal water and wastewater treatment facilities. These systems provided for the monitoring and storage of performance data and the computation of sophisticated control strategies required for water and wastewater treatment facilities. Turbitrol also manufactured a broad line of remote telemetry units used in the monitoring and control of potable water distribution systems and wastewater collection systems. In fiscal 1994, the Company terminated the operations of Turbitrol except to the extent necessary to complete its obligations under existing contracts. Turbitrol has ceased bidding on new contracts and has terminated its sales force. See "Discontinuation of Taulman Operations" above and Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.

          In June 1994, the Taulman Composting Systems division was consolidated within the Company's Davis Process division. The composting operations were combined with the Process Division's residuals services operations. The Residuals Equipment and Services group designs and markets wastewater residuals composting and drying systems utilizing equipment and technology provided by others. The composting systems consist of a completely enclosed in-vessel process for the biological decomposition and stabilization of the organic residuals from wastewater treatment facilities. The drying systems utilize proprietary indirect drying technology which efficiently produces dehydration and stabilization of the residuals. Both the composting and drying systems process and generate residuals which meet regulatory criteria for the safe and beneficial reuse of these nutrient rich, organic materials. These systems are sold to municipal and industrial customers and are capable of processing compost in volumes ranging from less than one to several hundred dry tons per day.

          The in-vessel composting systems utilize patented technology for which Taulman had the exclusive license to market in North America, and these systems were marketed by the Taulman Composting Systems division through May 1994.
     In the fourth quarter of fiscal 1994, the Company, in response to changing marketplace demands and the development by others of more economical methods for waste composting, elected to forego the exclusive North American marketing rights to the technology and to write-off the licensing agreement. See Note 3 of Notes to Consolidated Financial Statements and Discontinuation of Taulman Operations above.

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

          Process Materials and Services. The Company's Davis Process division supplies a product line of material used to control malodorous hydrogen sulfide in wastewater collection systems, to treat water and wastewater to comply with applicable health and water quality standards and to condition sludge for disposal. The products also are used in certain areas to remove phosphorous from discharged waste. The raw material for this product line is shipped to the Company in solid or granular form and stored in the Company's facilities in California, Delaware, Florida, Georgia, Illinois, South Carolina and Texas. At these locations, other minor component materials are added and the resulting mixture is shipped to customers, which consist primarily of municipalities and private water and wastewater treatment facilities.

          The Process division has developed and patented a series of multistage air scrubber systems, sold under the "Polystage" trademark, used for the treatment and removal of odors from contaminated air. The Process division sells, manufactures, installs and maintains these "Polystage" scrubber systems. In connection with the scrubber systems, the Process division also markets and services state of the art hydrogen sulfide monitoring and control equipment used to document and control the performance of these systems. The Process division also has developed and patented a biological process control system, "Alka-Pro", which incorporates leading edge technology to provide operators of biological wastewater treatment systems a means of maximizing the level of treatment and minimizing the operating cost.

          Operations and management of the Davis Process division are under the direction of a Vice President/Division General Manager who is responsible for purchasing, warehousing, processing, marketing, distributing and selling the product lines. Major decisions affecting division policy, facilities or capital outlays are reviewed by the Company's executive officers.

     Marketing

          The Company's water distribution equipment and supplies are marketed by approximately 63 Company-employed salesmen, each of whom operates from one of the 25 service center warehouses and reports to the service center district manager. Salesmen call directly on customers within their assigned territories and work with architects, engineers and government agencies to assist customers in determining their product needs. Salesmen are compensated by a base salary plus a commission based on a percentage of gross profits from their sales.

          The Davco division's water and wastewater treatment and pumping equipment is marketed through a network of approximately 55 manufacturers' representative organizations and 5 Company-employed salesmen. The manufacturers' representatives are independent businessmen who are paid on a commission basis and have the exclusive right to sell the Company's products in a specified geographical area. The Company-employed salesmen are compensated by salary and incentives based on the volume and profitability of their sales. The manufacturers' representatives and Company-employed salesmen call on and work with consulting engineers and owners in an effort to have them specify the Company's products for use in a project. They also work with regulatory agencies to assure approval of the Company's products for the uses specified. They then attempt to make the sale through a negotiated price or a competitive bidding process. A general sales manager and a regional sales staff are responsible for the activities of the manufacturers' representatives, and the Company's home office sales support staff provides technical assistance and pricing information for the manufacturers' representatives and Company-employed salesmen.

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

          Sales of the Davis Process division's process materials, odor control equipment, residuals systems, process control technology and services are made by 14 Company-employed salesmen who directly service California, Colorado, Delaware, Florida, Georgia, Kentucky, Massachusetts, Missouri, South Carolina, Texas and Washington. Salesmen call directly on the end users and consulting engineers. They are compensated with a base salary plus commissions, based on a percentage of gross profits from their sales.

          The Company presently serves more than 25,000 customers. No customer accounts for more than 5% of net sales annually. For information regarding the amount of net sales, operating income (loss) and assets attributable to each of the Company's principal geographic areas for each of the past three fiscal years, together with information regarding export sales for each of such fiscal years, see "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     Market Factors

          The Company's sales of water distribution equipment and supplies are significantly affected by the level of housing starts, which in turn is impacted by the level of interest rates and the overall health of the economy. Sales of the Company's water and wastewater treatment and pumping products, composting systems, specialty metal products and on-site erection services are dependent to a large extent upon the amount of capital spending by industry and governmental bodies. Sales of process materials products and services are dependent on operating expenditures of municipal and industrial water and wastewater treatment customers.

          In addition, the enactment and enforcement of federal and state laws relating to water quality standards also may materially influence the level of sales of all of the Company's products. The Company's business therefore is linked to some extent to certain water quality control standards imposed by the Environmental Protection Agency ("EPA") under the Clean Water Act. The Clean Water Act and related EPA regulations establish comprehensive and, in some cases, stringent guidelines for the control of toxic pollutants. Of particular importance to the Company is the level of enforcement maintained with respect to industrial wastewater. If regulated entities fail to comply with the EPA regulations, they may be faced with civil or criminal penalties. In addition, the government's financial commitment to assist with water pollution control and the enforcement penalties for violating water quality control standards create a need for the Company's products. At the same time, other regulatory initiatives, combined with actual and potential cutbacks in legal requirements and funding for the EPA, have the potential to reduce the future market for municipal and industrial water and wastewater treatment equipment. The net effect of these competing factors cannot be predicted.

     Sources and Availability of Supplies

          Purchases of products for resale, raw materials and components are made from various unaffiliated manufacturers and vendors. In fiscal 1996, purchases from the Company's three largest suppliers accounted for approximately 10.4%, 6.0% and 4.5%, respectively, of total purchases made by the Company. The Company has not experienced, and does not anticipate, any shortages or other difficulties in obtaining any required materials.

     Backlog of Orders

          Backlogs for water treatment and pumping products result from the interval between the date of receipt by the Company of the purchase contract and the shipment, completion or on-site erection of the equipment. The backlog of firm orders for the Company's water and wastewater treatment and pumping products and control systems as of April 30, 1996 was approximately $17,000,000, which approximated the Company s backlog at the same date in 1995. The Company anticipates that all of its backlog as of April 30, 1996 will be shipped within twelve months thereafter. See "Principal Products - Water and Wastewater Treatment and Pumping Equipment and Control Systems" above.

          There is no material backlog for water distribution equipment and supplies since these orders normally are shipped within one to ten days following receipt of an order. Process materials and services frequently are provided over a defined contract period as required by each contract.

     Competitive Conditions

          In connection with the marketing of water distribution equipment and supplies, the Company competes with a large number of independent wholesalers, other distribution chains similar to the Company and manufacturers who sell directly to customers. The principal methods of competition include product knowledge by the sales force, prompt delivery following receipt of an order, service and price. Due to the various sources and methods of competition and types of products sold by the Company, the Company knows of no reliable statistics upon which there might be based an estimate of the Company's relative competitive position in this market. However, the Company believes that it is one of the largest distributors of water distribution equipment and supplies in the Southeast based on annual revenues from sales of such products.

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

     Product Warranties and Insurance

          The Company warrants the water and wastewater treatment and pumping equipment, control and composting systems and specialty metal equipment manufactured by it normally for a period of one year against defects in materials and workmanship. The Company does not warrant products purchased from other manufacturers beyond the warranty expressly provided by such manufacturer nor does the Company warrant its process materials. Warranty expense was approximately $444,000, $388,000 and $748,000 for fiscal years 1996, 1995 and 1994, respectively. The Company had accruals for warranty costs of $1,022,000 and $874,000 as of April 30, 1996 and 1995, respectively.

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

     Product Development

          The Company maintains a product development and enhancement program to modify and develop product lines and processes to meet the rapidly changing opportunities in its markets. Products developed by the Davis Process division include "Alka-Pro", a patented biological process control system for the effective and efficient control of biological treatment processes. Products developed by the Company's Davco division include a sequencing batch reactor for industrial wastes, the "Gravisand" traveling bridge filter for concrete tankage, the "Denitrifilt" denitrification filter for biological removal of total nitrogen and mechanical suspended solids removal, an oxidation ditch for municipalities, and the Bio-Web process enhancement media.

          The Company spent approximately $334,200, $230,600 and $762,900 on its product development program in fiscal 1996, 1995 and 1994, respectively. The Company must incur a certain amount of product development costs to meet the rapidly changing advancements in technology. During the last two years the Company has reduced the amount spent on product development due to management's effort to control cost.

          Management believes that the goodwill associated with the tradenames of the Company's various divisions is of significant value to the Company but does not consider any of the Company's patents, trademarks, licenses, franchises or concessions to be of material importance to its business.


     Employees

          On May 31, 1996, the Company employed 631 persons, of which 36 were in executive and administrative positions, 82 were sales personnel, 32 were in engineering positions, 112 were office personnel and 369 were in production, warehousing and trucking positions. None of the Company's employees is subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

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

     ITEM 2.  PROPERTIES

          The principal executive offices of the Company are located in an 18,500 square-foot Company-owned building. The Company also owns a water and wastewater treatment manufacturing facility totaling 67,600 square feet adjacent to the Company's executive offices. All of these facilities are located on 28 acres of land in Thomasville, Georgia. The Company also owns or leases 25 water distribution and supplies warehouses, and 7 process material warehouses in 12 states. Additionally, Taulman leases an executive and administrative office in the Atlanta, Georgia area which contains a total of 80,100 square feet of space. The Company believes that its facilities and equipment are in good condition and sufficient to meet the Company's present needs. The following table sets forth information with regard to the facilities operated by the Company and Taulman as of May 31, 1996.

                                                                                             Total
                                                                                            Square
                                          Type of                            Total          Footage
      State                              Facility                         Facilities     (incl. land)    Owned           Leased
- -----------------   --------------------------------------------------    ----------     ------------   -------         --------
     Arizona          Water distribution and supplies service center
                                         warehouse                             1               46,857                        1
    California        Water distribution and supplies service center
                                         warehouse                             1              127,197                        1
                                Process material warehouse                     1                  991                        1
     Delaware                   Process material warehouse                     1               48,200                        1
     Florida          Water distribution and supplies service center
                                         warehouse                             9              477,930       4                5
                                Process material warehouse                     1              354,313       1
     Georgia          Water distribution and supplies service center
                                         warehouse                             3              200,166       1                2
                       Water and wastewater treatment manufacturing
                                        facilities                             1              737,910       1
                                Process material warehouse                     1               10,000                        1
                       Principal executive and administrative office           1              100,150       1
                       Taulman executive and administrative offices            1               80,100                        1
     Illinois                   Process material warehouse                     1               86,528                        1
      Nevada          Water distribution and supplies service center
                                         warehouse                             1               68,340                        1
  North Carolina      Water distribution and supplies service center
                                         warehouse                             3              132,200       1                2
  South Carolina                Process material warehouse                     1               10,500                        1
    Tennessee         Water distribution and supplies service center
                                         warehouse                             2               81,850                        2
      Texas           Water distribution and supplies service center
                                         warehouse                             4              849,078                        4
                                Process material warehouse                     1               13,500                        1
       Utah           Water distribution and supplies service center
                                         warehouse                             1               25,879                        1
                                                                             ---           ----------     ---              ---
                                           Total                              35            3,451,689       9               26
                                                                             ===           ==========     ===              ===

                                          SUMMARY
                                          -------
                       Water distribution and supplies service center
                                        warehouses                            25            2,009,497       6               19
                               Process material warehouses                     7              524,032       1                6
                       Water and wastewater treatment manufacturing
                                        facilities                             1              737,910       1
                        Taulman executive and administrative office            1               80,100                        1
                           Executive and administrative offices                1              100,150       1
                                                                             ---            ---------     ---              ---
                                           Total                              35            3,451,689       9               26
                                                                             ===            =========     ===              ===

         The Company also owns or leases approximately 60 transport tractors and delivery trucks and 80 transport trailers used in the sale and distribution of its products.

      ITEM 3.  LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject other than routine litigation incidental to business.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted by the Company to a vote of its stockholders during the fiscal quarter ended April 30, 1996.

                                       PART II

      ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Stock Prices and Cash Dividends

      The Company's Common Stock is listed on the New York Stock Exchange and traded under the symbol "DWW." The table below sets forth the high and low closing sales prices of the Common Stock and the cash dividends paid per share for each quarter during fiscal 1996 and fiscal 1995.

                                           1996                                               1995
                       ---------------------------------------------      ----------------------------------------------
                                                          Dividends                                           Dividends
                                                           paid per                                            paid per
                           High             Low             share              High            Low              share
    ---------------    ---------------------------------------------      ----------------------------------------------
    First Quarter         $13.875          $ 9.375          $0.140           $ 8.875          $7.500           $0.000
    Second Quarter         16.875           12.875           0.000             9.250           7.875            0.000
    Third Quarter          17.125           13.750           0.150            10.000           7.625            0.080
    Fourth Quarter         19.000           13.750           0.100            10.000           8.500            0.000



   As of June 14, 1996, there were approximately 603 record holders of the Company's Common Stock.

   The payment of cash dividends is approved by the Board of Directors and depends, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. Additionally, under the terms of the Company's line of credit with SunTrust Bank Central Florida, National Association ("SunTrust Bank"), any cash dividend payment requires the prior approval of SunTrust Bank unless certain financial requirements are met. See Note 5 of Notes to Consolidated Financial Statement set forth in
   Item 8 hereof.

   During the third quarter of fiscal 1992, as a result of losses sustained by the Company, the Board of Directors elected to forego the payment of quarterly cash dividends. Due to improved operating results during fiscal 1995, the Board of Directors, with the approval of SunTrust Bank, resumed payment of semi-annual cash dividends. Cash dividends of $0.08 per share were paid during the third quarter of fiscal 1995, and cash dividends of $0.14 per share were paid in the first quarter of fiscal 1996. As a result of continued improvements in profitability, the Board resumed payment of quarterly cash dividends in the third quarter of fiscal 1996. During the third and fourth quarters of fiscal 1996 the Board of Directors authorized cash dividends of $0.15 and $0.10 per share, respectively. On June 14, 1996, the Company's Board of Directors authorized a cash dividend of $0.11 per share, which is payable on July 3, 1996 to stockholders of record on June 24, 1996.

   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  Year Ended April 30,
                                     ------------------------------------------------------------------------------
    (In thousands, except share
    data, percentages and ratios)       1996             1995             1994              1993            1992
    ---------------------------      ------------------------------------------------------------------------------
    FOR THE YEAR
    Net sales..................       $226,489         $215,649         $202,621         $190,990         $186,719
    Income (loss) before
     income taxes and the
     cumulative effect of the
     change in the method of
     accounting for income
     taxes.........                   $ 10,076          $ 5,807        ($  8,395)        $    390        ($  1,250)
    Net income (loss) before
     the cumulative effect of
     the change in the method
     of accounting for income
     taxes....................        $  5,749          $ 3,448         ($ 5,340)        $    194        ($    844)
    Cumulative effect of the
     change in the method of
     accounting for income
     taxes....................        $      0          $     0          $     0         $    459         $      0
    Net income (loss)......           $  5,749          $ 3,448         ($ 5,340)        $    653        ($    844)
    PRIMARY EANINGS PER SHARE:
    Net income (loss) per
     share before the
     cumulative effect of the
     change in the method of
     accounting for income
     taxes.................              $1.78            $1.06           ($1.64)           $0.06           ($0.26)
    Cumulative effect per
     share of the change in
     the method of accounting
     forincome taxes..........           $0.00            $0.00            $0.00            $0.14            $0.00
    Net income (loss) per
     share...................            $1.78            $1.06           ($1.64)           $0.20           ($0.26)
    FULLY DILUTED EARNINGS PER
     SHARE:
    Net income (loss) per
     share before the
     cumulative effect of the
     change in the method of
     accounting for income
     taxes..........                     $1.72            $1.05           ($1.64)           $0.06           ($0.26)
    Cumulative effect per
     share of the change in
     the method of accounting
     for income taxes...                 $0.00            $0.00            $0.00            $0.14            $0.00
    Net income (loss) per
     share....................           $1.72            $1.05           ($1.64)           $0.20           ($0.26)
    Cash dividends per share             $0.39            $0.08            $0.00            $0.00            $0.10
    Average shares outstanding           3,236            3,261            3,261            3,265            3,266
    Gross margin as a
     percentage of net sales.             16.7%            14.8%            14.8%            16.5%            15.5%
    Net income (loss) as a
     percentage of net sales               2.5%             1.6%            -2.6%             0.3%            -0.5%
    Net income (loss) as a
     percentage of beginning
     stockholders' equity.                22.7%            15.5%           -19.3%             2.4%            -3.0%


    AT YEAR-END
    Total assets............          $74,632           $81,536          $82,085          $79,341          $82,402
    Working capital.......             25,805            30,593           31,731           33,782           41,891
    Current ratio...........             1.74              1.78             1.84             2.19             2.98
    Long-term debt, less
     current portion.....               6,845            14,787           19,425           20,719           30,051
    Stockholders' equity..             29,657            25,332           22,309           27,635           27,089
    Ratio of stockholders'
     equity to total
     liabilities........                 0.66              0.45             0.37             0.53             0.49
    Stockholders' equity per
     share..............                $9.16             $7.77            $6.83            $8.50            $8.30


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Overview

          The Company generates the major portion of its revenues from its traditional business of marketing water distribution equipment and supplies, including underground pipe, pipe fittings, valves, fire hydrants and water meters. These products are purchased from numerous manufacturers for distribution through a network of 25 service center warehouses in 9 southeastern, southwestern and western states. These products are sold principally to independent contractors, industrial customers, municipalities and other government agencies and private utilities. The Company believes that it is one of the largest distributors of water distribution equipment and supplies in the Southeast, based on annual sales of such products.

          The Company also offers comprehensive, turnkey solutions to the growing public concern about water quality and wastewater treatment. The Company custom designs, manufacturers and installs water and wastewater treatment equipment custom tailored for municipal and industrial use and distributes related materials that enable municipalities and industry to meet applicable health and water quality standards. Water treatment plants and wastewater systems that process up to five million gallons of water per day are among the large systems built by the Company at its Thomasville, Georgia facilities and sold throughout the United States by the Company's sales force and manufacturers' representatives. The Company also sells process materials that are used to control odor in municipal wastewater collection and treatment systems and other process materials that treat water and condition sludge for disposal. These products are distributed by the Company through its own sales force and manufacturers' representatives primarily to municipal and industrial customers.

          The following table illustrates the contributions to the Company's annual net sales, operating income (loss), and assets attributable to regions of the United States served by the Company. Export sales are included in "Other".

                                                       Operating
    (Dollars in thousands)     Net Sales              Income (Loss)                   Assets
    ---------------------------------------------------------------------------------------------------------------------------
    Fiscal 1996:
      Southeastern            $142,062          63%             $ 6,087           60%             $59,745           80%
      Midwestern                38,683          17%               1,844           18%               8,107           11%
      Western                    8,558           4%                  58            1%               1,473            2%
      Rocky Mountain            27,921          12%               1,487           15%               4,813            6%
      Other                      9,265           4%                 600            6%                 494            1%
                              --------         ----             -------          ----             -------          ----
                              $226,489         100%             $10,076          100%             $74,632          100%
                              ========         ====             =======          ====             =======          ====
    Fiscal 1995:
      Southeastern            $131,569          61%              $4,236            73%            $65,787           81%
      Midwestern                33,777          16%               1,018            18%              7,911           10%
      Western                   12,717           6%                (860)          -15%              1,819            2%
      Rocky Mountain            24,689          11%               1,056            18%              5,316            6%
      Other                     12,897           6%                 357             6%                703            1%
                              --------         ----              ------          -----            -------          ----
                              $215,649         100%              $5,807           100%            $81,536          100%
                              ========         ====              ======          =====            =======          ====
    Fiscal 1994:
      Southeastern            $123,452          61%             ($3,449)           41%            $62,398           76%
      Midwestern                32,236          16%              (1,602)           19%              7,914           10%
      Western                   17,130           8%                (361)            4%              5,822            7%
      Rocky Mountain            16,624           8%                 491            -6%              5,248            6%
      Other                     13,179           7%              (3,474)           42%                703            1%
                              --------         ----             -------          -----            -------          ----
                              $202,621         100%             ($8,395)          100%            $82,085          100%
                              ========         ====             =======          =====            =======          ====

         The Company's export sales in fiscal 1996, 1995 and 1994 totaled $1,737,000, $1,120,000 and $1,776,000, respectively.
     Export sales consisted principally of water and wastewater treatment equipment and were made primarily in Canada, Mexico and Puerto Rico.

     Results of Operations

     Net Sales

          Net sales for fiscal 1996 increased 5.0% as compared to fiscal 1995, while fiscal 1995 net sales increased 6.4% as compared to fiscal 1994. Set forth below is sales information for the past three fiscal years regarding the Company's principal product classes:

                                                                         Year Ended April 30,
                             ---------------------------------------------------------------------------------------------
                                               1996                               1995                              1994
                             ---------------------------------------------------------------------------------------------
    (Dollars in thousands)            Amount          Percent           Amount          Percent           Amount          Percent
    --------------------------       --------         -------          --------         -------          --------         -------
    Water distribution
     equipment and supplies:
      Pipes and fittings......       $ 91,826            40%           $ 92,862           43%            $ 76,197           38%
      Valves, hydrants, water
       meters and accessories.         78,286            35%             73,960           34%              68,231           34%
                                     --------           ----           --------         ------           --------         ------
                                      170,112            75%            166,822           77%             144,428           72%
                                     --------           ----           --------         ------           --------         ------
    Water and wastewater
     equipment:
      Treatment equipment.....         22,965           10%              20,721           10%              33,013           16%
      Pumping equipment.......          8,102            4%               6,234            3%               6,678            3%
      Process materials and
       services...............         25,310           11%              21,872           10%              18,502            9%
                                     --------          ----            --------         ------           --------         ------
                                       56,377           25%              48,827           23%              58,193           28%
                                     --------          ----            --------         ------           --------         ------
    Total                            $226,489          100%            $215,649          100%            $202,621          100%
                                     ========          ====            ========         ======           ========         ======

          Net sales by the Company's water distribution business increased by 2.0% in fiscal 1996 as compared to fiscal 1995 and increased by 15.5% in fiscal 1995 when compared to fiscal 1994. The increase in net sales in each period is attributed to increased activity in the commercial and residential land development and construction markets as a result of the improvement in the national economy and the increased efforts by the Company's sales force to increase sales. This increased activity led to an increased demand for the Company's water distribution products, which resulted in both increased sales volume and generally higher per unit prices. The slower rate of growth during fiscal 1996 reflects the slower rate of growth in the overall economy during that period.

          Net sales by the Company's water and wastewater treatment business increased by 15.5% in fiscal 1996 as compared to fiscal 1995 and decreased by 16.1% in fiscal 1995 as compared to fiscal 1994. The increase in water and wastewater treatment sales for fiscal 1996 as compared to fiscal 1995 is attributed to the improvement in the economy. The decrease in water and wastewater treatment sales for fiscal 1995 is a direct result of the Taulman shutdown in the fourth quarter of fiscal 1994. Operating results for fiscal 1995 and fiscal 1996 exclude the operations of the Turbitrol division of Taulman. See Note 3 of Notes to Consolidated Financial Statements set forth in Item 8 hereof. Excluding the effects of the Taulman shutdown, net sales by the remainder of the water and wastewater treatment business increased by 10.8% in fiscal 1995 as compared to fiscal 1994. The increase in net sales was due to the improvement in the economy, which resulted in an increase in the volume of products sold.

     Cost of products sold

          The gross profit margin (the difference between net sales and cost of products sold expressed as a percentage of net sales) was 16.7% for fiscal 1996 and 14.8% for both fiscal 1995 and 1994. The overall increase in the margin for fiscal 1996 as compared to fiscal 1995 resulted from management s efforts to increase margins through improved product mix and focus on products with higher margins. The gross profit margin for fiscal 1995 as compared to fiscal 1994 remained unchanged, although the gross profit margin for fiscal 1995 excluded the operating results of the

     Turbitrol division of Taulman as a result of management s decision to shut down the Turbitrol division in the fourth quarter of fiscal 1994. See Note 3 of Notes to Consolidated
     Financial Statements set forth in Item 8 hereof.

     Selling, general and administrative expenses

          When measured as a percentage of net sales, selling, general and administrative expenses were 11.9%, 11.4%, and 14.0% for fiscal 1996, 1995 and 1994, respectively. The increase in selling, general and administrative expense as a percentage of net sales in fiscal 1996 as compared to fiscal 1995 is due to increased levels of incentive compensation, including stock compensation, earned by management and employees, which resulted from improved operating results and increases in the market value of the Company's stock during the year. The decrease in selling, general and administrative expense as a percentage of net sales for fiscal 1995 as compared to fiscal 1994 is attributed to the 6.4% increase in sales and a $3,978,000 decrease in expenses. The decrease in expenses is primarily due to the exclusion of the operating results of Taulman from the fiscal 1995 operating results and management's continuing efforts to reduce costs where possible.

     Interest expense

          Interest expense decreased by 23.5% in fiscal 1996 as compared to fiscal 1995 and increased by 6.6% in fiscal 1995 as compared to fiscal 1994. The decrease in fiscal 1996 compared to fiscal 1995 was due primarily to the reduction of $4,144,000 or 23.5% in the Company's average borrowing, while the average borrowing rate remained relatively unchanged. The reduction in the Company's average borrowings occurred because of management s efforts to control costs and levels of inventory and a reduction in the days to collect accounts receivable. The increase in fiscal 1995 compared to fiscal 1994 was due primarily to an increase in the average borrowing rate, despite a decline in the average amount of long-term and short-term debt. During fiscal 1995, the Company's average borrowing rate increased 160 basis points, or 25.4%, while average borrowings declined by $3,482,000, or 16.5%, when compared to fiscal 1994. The increase in the average borrowing rate was due to higher rates which were established in connection with a renegotiation of the SunTrust Bank revolving loan agreement during fiscal 1994. See Note 5 of Notes to Consolidated Financial Statements set forth in Item 8 hereof. The decrease in average borrowings from fiscal 1995 to fiscal 1994 was a result of management's continued efforts to control inventories and improvements in average days to collect accounts receivable.

     Provision (benefit) for income taxes

          The effective income tax provision (benefit) rates for fiscal 1996, 1995 and 1994 were 42.9%, 40.6% and (36.4%), respectively. The effective tax rate for fiscal 1996 was higher than the federal statutory rate due to the impact of state income taxes, an increase in the nondeductible portion of meals and entertainment expenses and the nondeductible portion of the accrual for compensation expense related to incentive stock options outstanding. The effective tax rate for fiscal 1995 was higher than the federal statutory rate due to the impact of state income taxes and an increase in the nondeductible portion of meals and entertainment expenses. The Omnibus Budget Reconciliation Act of 1993 ("OBRA"), which was enacted on August 10, 1993, raised the statutory corporate income rate from 34% to 35% on taxable income in excess of $10,000,000 and limited deductibility of meals and entertainment expenses. Based upon OBRA's enactment date, OBRA did not impact fiscal 1994 results of operations, but by limiting the deduction of meals and entertainment costs, OBRA increased income tax expense during fiscal 1996 and 1995 by approximately $87,000 and $89,000, or $.03 and $.03 per share, respectively.

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

     Liquidity and Capital Resources

          The primary sources of liquidity for the Company are funds generated internally from operations and bank borrowings. Set forth below for the past three years is information regarding the sources and amounts of internally generated funds:

                                                         Year Ended April 30,
                                          ------------------------------------------------------------
         (In thousands)                          1996                  1995                  1994
         -----------------------------    ------------------------------------------------------------
         Net income (loss)............         $5,749                $3,448              ($5,340)
         Depreciation and amortization          1,495                 2,110                2,689
         Deferred taxes...............            469                  (430)              (4,536)
         Change in the Taulman reserve         (2,425)               (1,480)               8,895
                                               ------               --------             --------
                                               $5,288                $3,648               $1,708
                                               ======               ========             ========


                 When internally generated funds have been insufficient to support operations, capital expenditures and acquisitions, the Company has been able to borrow funds to meet its needs.

          At April 30, 1996, the Company had $24,657,000 of available borrowing capacity under its revolving loan agreement with SunTrust Bank. These available funds, together with a cash balance of approximately $1,720,000, placed the Company's potential cash availability at $26,377,000 as of April 30, 1996. See Note 5 of Notes to Consolidated Financial Statements set forth in Item 8 hereof. Management believes that the Company's internally generated funds and the amount available under the revolving term loan agreement are sufficient to support its activities for the foreseeable future. At the present time, the Company has no commitments for significant capital expenditures or acquisitions of other businesses.

          The Company's working capital decreased in fiscal 1996 by $4,788,000 when compared to fiscal 1995. The decrease in working capital was due primarily to decreases of $2,026,000, $4,606,000 and $976,000 in cash, accounts receivable and inventories, respectively, offset by a $4,056,000 decrease in accounts payable. The Company's working capital decreased in fiscal 1995 by $1,138,000 when compared to fiscal 1994. This decrease in working capital was due primarily to an increase in accounts payable of $2,921,000 offset by a decrease in inventories of $1,748,000. Set forth below is the Company's working capital position and certain liquidity comparisons at the dates indicated:

                                                          Year Ended April 30,
                                            ----------------------------------------------------------
         (In thousands)                           1996                 1995                 1994
         ------------------------------     ----------------------------------------------------------
         Working capital...............        $25,805              $30,593              $31,731
                                               -------              -------              -------
         Cash..........................          1,720                3,746                2,100
         Accounts receivable, net......         35,189               39,795               39,158
         Inventories...................         17,802               18,778               20,526
                                               -------              -------              -------
                                                54,711               62,319               61,784

         Accounts payable..............        (20,102)             (24,158)             (21,237)
         Current portion of long-term
          debt.........................           (135)                (249)                (216)
                                               -------              -------              -------
                                               $34,474              $37,912              $40,331
                                               =======              =======              =======


          The two most significant assets of the Company are accounts receivable and inventory. The Company measures the effectiveness of its accounts receivable management program by a calculation which estimates the number of days which it takes the Company to collect accounts receivable. For fiscal 1996, the Company's average number of days to collect its accounts receivable decreased by 7.7 days as compared to fiscal 1995. The decrease in days outstanding in fiscal 1996 when compared to fiscal 1995 occurred as a result of a decrease in accounts receivable of approximately $4,606,000, or 11.6%, despite an increase in net sales of 5.0%. The decrease in average days outstanding in fiscal 1995 when compared to fiscal 1994 reflected an increase in accounts receivable of $637,000, or 1.6%, despite an increase in net sales of 6.4%. The decrease in the average days to collect accounts receivable has resulted from continuing management efforts to collect receivables on a timely basis.

          The Company measures the effectiveness of its inventory management program by a calculation which uses average quarterly inventory amounts to estimate the number of times inventory turns on an annual basis. For fiscal 1996 and 1995, the Company's inventory turns increased by approximately half a complete turn when compared to fiscal 1995 and 1994, respectively. These increases are due to management's efforts to maintain a lower level of inventory while continuing to ensure adequate product availability.

                                                         Year Ended April 30,
                                             -----------------------------------------------------
                                                1996                 1995                  1994
         ------------------------------      -----------------------------------------------------
         Average days to collect
          accounts receivable..........        53.3                 61.0                 65.6
         Inventory turns...............         9.8                  9.2                  8.7


          Average long-term and short-term borrowings decreased by $4,144,000, or 23.4%, during fiscal 1996 when compared to fiscal 1995. Average long-term and short-term borrowings decreased by $3,482,000, or 16.5%, during fiscal 1995 when compared to fiscal 1994. These decreases are due to the improved profitability of the Company, management's efforts to improve collection of accounts receivable and the Company's computerized inventory program which enables the

     Company to better manage its inventory levels and its purchasing program. The Company's average borrowing rate decreased 10 basis points during fiscal 1996 when compared to fiscal 1995 due to lower rates the Company was able to obtain under the SunTrust Bank revolving loan agreement because of the improved financial results. The Company's average borrowing rate increased 160 basis points during fiscal 1995 when compared to fiscal 1994 due to higher rates under the SunTrust Bank revolving loan agreement. See Note 5 of Notes to Consolidated Financial Statements set forth in
     Item 8 hereof. The table below sets forth average borrowing balances and the average interest rate over the past three fiscal years.

                                                          Year Ended April 30,
                                             ---------------------------------------------------------
         (Dollars in thousands)                   1996                 1995                  1994
         ------------------------------      ---------------------------------------------------------
         Average long-term debt........        $12,924              $17,146              $20,653
         Weighted average interest rate            7.8%                 7.9%                 6.3%

         Average short-term borrowings.           $607                 $529                 $504
         Weighted average interest rate            7.9%                 6.7%                 4.4%


          The payment of cash dividends is approved by the Board of Directors and depends, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. Additionally, under the terms of the Company's line of credit with SunTrust Bank, any cash dividend payment requires the prior approval of SunTrust Bank unless certain financial requirements are met. During the third quarter of fiscal 1992, as a result of losses sustained by the Company, the Board of Directors elected to forego the payment of quarterly cash dividends. Due to improved operating results during fiscal 1995, the Board of Directors, with the approval of SunTrust Bank, resumed payment of semi-annual cash dividends. Cash dividends of $0.08 per share were paid during the third quarter of fiscal 1995, and cash dividends of $0.14 per share were paid in the first quarter of fiscal 1996. As a result of continued improvements in profitability, the Board resumed payment of quarterly cash dividends in the third quarter of fiscal 1996. During the third and fourth quarters of fiscal 1996, the Board of Directors authorized cash dividends of $0.15 and $0.10 per share, respectively. On June 14, 1996, the Board of Directors authorized a cash dividend of $0.11 per share for the first quarter of fiscal 1997.

     Seasonality

          The Company typically experiences a seasonal downturn in the third fiscal quarter of each year. Harsh weather during the third fiscal quarter usually restricts construction activities in the Company's more northern and mountainous sales markets, thereby reducing the demand for the Company's products in these areas. This seasonality is normally reflected in reduced sales and earnings of the Company in the third quarter. Certain portions of the Company's sales markets, notably South Georgia, Florida, Texas, Arizona, Nevada and Southern California, are not significantly affected by the seasonal change. See Note 11 of Notes to Consolidated Financial Statements set forth in
     Item 8 hereof.

     Impact of Inflation

          Inflationary pressures were moderate over most of the past three years. To date, the Company has been able to offset most cost increases through periodic price increases, labor efficiencies and higher productivity.

     Recent Accounting Pronouncements

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation , which the Company is required to adopt in fiscal 1997. The Company has not determined whether to adopt the accounting requirements or the alternative disclosure requirements of this pronouncement.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of DAVIS WATER & WASTE INDUSTRIES, Inc.

          In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DAVIS WATER & WASTE INDUSTRIES, Inc. and its subsidiaries at April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     /s/Price Waterhouse LLP

     Price Waterhouse LLP
     Atlanta, Georgia
     June 13, 1996

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

     R. Doyle White                Stan White
     Chairman of the Board,        Secretary/Treasurer
     President and Chief           and Chief Financial Officer
     Executive Officer

     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               Year Ended April 30,
                                                ---------------------------------------------------------------------
    (In thousands, except share data)                        1996                     1995                      1994
    -----------------------------------------   ---------------------------------------------------------------------
    Net sales................................               $ 226,489                 $215,649                  $202,621
    Cost of products sold (Notes 4)..........                 188,720                  183,654                   172,654
                                                            ---------                 --------                  --------
    Gross profit margin......................                  37,769                   31,995                    29,967
    Selling, general and administrative......                  26,877                   24,483                    28,461
    Interest expense.........................                   1,022                    1,335                     1,252
    Other income, net........................                     206                      308                       246
    Provision for Taulman shutdown and
     related intangible assets (Note 3)......                       0                      678                     8,895
                                                            ---------                 --------                  --------
    Income (loss) before income taxes........                  10,076                    5,807                    (8,395)
    Provision (benefit) for income taxes.....                   4,327                    2,359                    (3,055)
                                                            ---------                 --------                  --------
    Net income (loss)                                       $   5,749                 $  3,448                  $ (5,340)
                                                            =========                 ========                  ========
    EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

    Net income (loss) per share - primary...
                                                                $1.78                    $1.06                    ($1.64)
    Net income (loss) per share - fully                     =========                 ========                  ========
     diluted................................
                                                                $1.72                    $1.05                    ($1.64)
    Weighted average shares outstanding -                   =========                 ========                  ========
     primary................................
                                                            3,234,824                3,261,351                 3,260,608
    Weighted average shares outstanding -
     fully diluted..........................
                                                            3,340,242                3,284,170                 3,260,608

(The accompanying notes are an integral part of these financial statements.)

    CONSOLIDATED BALANCE SHEET

                                                                                   April 30,
                                                                     -----------------------------------------------------
    (In thousands, except share data)                                  1996                        1995
    ----------------------------------------------------------       -----------------------------------------------------
    ASSETS
    Current assets:
     Cash and cash equivalents................................        $ 1,720                            $ 3,746
     Accounts receivable, less allowance for doubtful accounts
      ($1,261 at April 30, 1996 and $1,135 at April 30, 1995)
      (Note 1)................................................                        35,189                             39,795
     Inventories (Notes 1 and 4)..............................                        17,802                             18,778
     Prepaid expenses.........................................                           692                                631
     Costs and estimated earnings in excess of billings on
      uncompleted contracts...................................                         1,419                              1,097
     Prepaid income taxes.....................................                           685                                  0
     Deferred income taxes (Note 7)...........................                         4,194                              5,634
                                                                                     -------                            -------
       Total current assets...................................                        61,701                             69,681
                                                                                     -------                            -------
    Property, plant and equipment: (Notes 1)
     Land.....................................................                         1,016                              1,040
     Buildings and improvements...............................                         5,858                              5,667
     Manufacturing equipment..................................                         5,597                              5,633
     Transportation and office equipment......................                         8,348                              8,066
     Construction in progress.................................                           281                                295
                                                                                     -------                            -------
                                                                                      21,100                             20,701
    Less-accumulated depreciation.............................                       (14,742)                           (14,407)
                                                                                     -------                            -------
                                                                                       6,358                              6,294
    Deferred income taxes (Note 7)............................                           706                                  0
    Other assets..............................................                         5,867                              5,561
                                                                                     -------                            -------
                                                                                     $74,632                            $81,536
                                                                                     -------                            -------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Current portion of long-term debt (Note 5)....................                  $   135                            $   249
     Accounts payable..............................................                   20,102                             24,158
     Accrued salaries and commissions..............................                    6,702                              3,735
     Other accrued liabilities (Notes 3 and 6).....................                    6,861                              8,883
     Billings in excess of costs and estimated earnings on
      uncompleted contracts........................................                      943                              1,449
     Customer deposits.............................................                    1,153                                614
                                                                                     -------                            -------
      Total current liabilities....................................                   35,896                             39,088
                                                                                     -------                            -------
     Long-term debt, less current portion (Note 5).................                    6,845                             14,787
                                                                                     -------                            -------
     Deferred income taxes (Note 7)................................                        0                                265
                                                                                     -------                            -------
     Other accrued liabilities (Notes 6)...........................                    2,235                              2,064
                                                                                     -------                            -------
     Commitments and contingent liabilities (Note 9)...............
     Stockholders' equity (Note 8)
      Common stock, $0.01 par value, 50,000,000 shares authorized;
       3,265,308 shares issued.....................................
      Capital in excess of par value...............................                       33                                 33
      Retained earnings............................................                    9,788                              9,788
                                                                                      20,201                             15,705
                                                                                     -------                            -------
     Treasury stock at cost-29,129 shares at April 30, 1996 and                       30,022                             25,526
      19,379 shares at April 30, 1995..............................
                                                                                        (366)                              (194)
                                                                                     -------                            -------
                                                                                      29,656                             25,332
                                                                                     -------                            -------
                                                                                     $74,632                            $81,536
                                                                                     =======                            =======

  (The accompanying notes are an integral part of these financial statements.)

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY

                                            Capital
                                           in excess                                  Total
    (In thousands,                Common     of par      Retained     Treasury      stockholders'
     except share data)            stock     value       earnings       stock         equity
    ---------------------------   ------------------------------------------------------------------------------
    Balance at April 30, 1993       $33    $9,788        $17,922        $(108)        $27,635

     Issuance of common stock
      in connection with
      employee benefit plans..                               (43)         181             138
     Purchase of treasury
      stock...................                                           (124)           (124)
     Net income...............                            (5,340)                      (5,340)
                                    ---    ------        -------        -----         -------
    Balance at April 30, 1994        33     9,788         12,539          (51)         22,309

     Issuance of common stock
      in connection with
      employee benefit plans..                               (21)         122             101
     Dividends paid, $.08 per
      share...................                              (261)                        (261)
     Purchase of treasury
      stock...................                                           (265)           (265)
     Net income...............                             3,448                        3,448
                                    ---      ------      -------        -----         -------
    Balance at April 30, 1995        33       9,788       15,705         (194)        $25,332

     Issuance of common stock
      in connection with
      employee benefit plans..                                  10         102            112
     Purchase of treasury
      stock...................                                            (274)          (274)
     Dividends paid, $.39 per
      share...................                              (1,263)                    (1,263)
     Net income...............                               5,749                      5,749
                                    ---       ------       -------       -----        -------
    Balance at April 30, 1996       $33       $9,788       $20,201       ($366)       $29,656
                                    ===       ======       =======       =====        =======

 (The accompanying notes are an integral part of these financial statements.)

    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Year Ended April 30,
                                                    ----------------------------------------------------------
    (In thousands)                                       1996                   1995                 1994
    -----------------------------------------       ----------------------------------------------------------
    OPERATING ACTIVITIES
    Net income (loss)........................          $ 5,749               $  3,448             ($  5,340)
    Adjustments to reconcile net income
     (loss) to net cash provided by operating
     activities:
      Depreciation and amortization..........            1,494                  2,110                 2,689
      (Decrease) increase in reserve for
       Taulman shutdown and write off of
       intangible assets.....................           (2,425)                (1,480)                8,895
      Provision for doubtful accounts........              632                    472                   665
      Loss on sale of property, plant and
       equipment.............................               22                      0                    86
      Deferred income taxes..................              469                   (430)               (4,536)
      Decrease (increase) in accounts
       receivable............................            3,974                 (1,109)               (1,723)
      Decrease (increase) in inventories.....              976                  1,748                (2,450)
      (Increase) decrease in cost and
       estimated earnings in excess of
       billings on uncompleted contracts.....             (322)                  (125)                  280
      (Increase) in other assets.............           (1,052)                  (393)                  (15)
      (Decrease) increase in billings in
       excess of cost and estimated earnings
       on uncompleted contracts..............             (506)                  (752)                   32
      Increase in accounts payable and
       accrued expenses......................               24                  3,898                 4,290
                                                       -------               --------              --------
        Net cash provided by operating
         activities..........................            9,035                  7,387                 2,873
                                                       -------               --------              --------
    INVESTING ACTIVITIES
    Purchase of property, plant and
     equipment...............................           (1,656)                (1,566)                 (837)
    Proceeds from sale of property, plant and
     equipment...............................               76                    855                    70
                                                       -------               --------              --------
      Net cash (used in) investing activities           (1,580)                  (711)                 (767)
                                                       -------               --------              --------
    FINANCING ACTIVITIES
    Proceeds from revolving and long-term
     debt....................................           62,131                 56,292                54,549
    Principal payments made on debt..........          (70,187)               (60,897)              (55,921)
    Proceeds from sale of stock..............              112                    100                   138
    Purchase of treasury stock...............             (274)                  (265)                 (124)
    Dividends paid...........................           (1,263)                  (261)                    0
                                                       -------               --------              --------
     Net cash (used in) financing activities            (9,481)                (5,030)               (1,358)
                                                       -------               --------              --------
    CASH
    Increase in cash during period...........           (2,026)                 1,646                   748
    Cash and cash equivalents at beginning of
     year....................................            3,746                  2,100                 1,352
                                                       -------               --------              --------
    Cash and cash equivalents at end of year           $ 1,720               $  3,746              $  2,100
                                                       =======               ========              ========

  (The accompanying notes are an integral part of these financial statements.)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - APRIL 30, 1996, 1995, and 1994


     Note 1 - Description of Business and Summary of Significant
     Accounting Policies:

     DESCRIPTION OF BUSINESS

          The Company manufactures and markets products relating to the distribution and treatment of water and wastewater.

     BASIS OF PRESENTATION

          The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, The Taulman Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior year statements have been reclassified to conform to the current year presentation.

     ACCOUNTS RECEIVABLE

          Accounts receivable at April 30, 1996 and 1995 include amounts under long-term contracts of approximately $2,504,000 and $4,060,000, respectively. Balances billed but not paid by customers pursuant to retainage provisions in long-term contracts will be due upon completion of the contracts and acceptance by the owner and aggregated approximately $1,493,000 and $2,216,000 at April 30, 1996 and 1995, respectively. Approximately $700,000 of these retention balances are expected to be collected during the year ended April 30, 1997, with the remainder to be collected during the following year.

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

     INTANGIBLE ASSETS

          Intangible assets resulting from the acquisition of certain assets and liabilities of Taulman were being amortized on a straight line basis over their estimated useful lives ranging from one to 40 years. As a result of the shutdown or reorganization of Taulman, these intangibles were written off in fiscal 1994 (see Note 3).

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

     INCOME TAXES

          The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

     NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is computed by dividing net income (loss) by the average number of common shares outstanding, increased by common equivalent shares determined using the treasury stock method.

     ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     STATEMENT OF CASH FLOWS

          Cash equivalents are considered to be short term, highly liquid investments with original maturities of three months or less.

          Supplemental disclosure of cash flows follows:

                                                       Year Ended April 30,
                                               -----------------------------------------
         (In thousands)                         1996             1995             1994
         -----------------------------------   -----------------------------------------
         Cash paid during the year for:
           Interest.........................   $1,172           $1,429           $1,276
           Income taxes.....................    4,278            2,423            1,272
                                               ------           ------           ------
                                               $5,450           $3,852           $2,548
                                               ======           ======           ======

         Note 2 - Potential Sale of the Company

          On June 10, 1996, the Company entered into a definitive Agreement and Plan of Merger (the "Agreement") with United States Filter Corporation ("U.S. Filter") whereby USF/DWW Acquisition Corporation, a wholly-owned subsidiary of U.S. Filter, would be merged with and into the Company with the Company as the surviving entity. Each outstanding share of common stock of the Company, par value $0.01 per share, would be exchanged for 0.933 share of U.S. Filter common stock, par value $0.01 per share (the "Exchange Ratio"). In the event that the Average Market Price per share of U.S. Filter common stock for the 20 consecutive trading days beginning on the 25th trading day prior to the vote of the Company s stockholders on the Merger ("Average Market Price") is less than $28 per share, the Exchange Ratio shall be adjusted to $26.12 divided by the Average Market Price. If the Average Market Price is greater than $34 per share, the Exchange Ratio shall be adjusted to $31.72 divided by the Average Market Price. The Company may terminate the Agreement if the Average Market Price of U.S. Filter common stock is less than $25.25 and U.S. Filter may terminate the Agreement if the Average Market Price of the U.S. Filter common stock is greater than $37.25.

          Under the terms of the Agreement, all outstanding unexercised stock options of the Company, whether or not then exercisable, would be converted into the right to receive 0.933 share of U.S. Filter common stock (the "Option Exchange Ratio"). The Option Exchange Ratio shall be adjusted in the same manner as the Exchange Ratio for the Company s common stock based on certain levels of the Average Market Price of U.S. Filter common stock as described above.

          The consummation of the merger transaction is subject to approval by the Company s stockholders and certain other conditions. The transaction is expected to be consummated by August 31, 1996.

     Note 3 - Provision for Taulman Shutdown and Related
     Intangible Assets:

          During the fourth quarter of fiscal 1994, the Company adopted a plan to shutdown or reorganize the operations of Taulman. Substantially all of Taulman's operations are contained within its Turbitrol Instrumentation and Control division; these operations are in the process of being shut down. Taulman Composting Systems, an immaterial component of Taulman, was combined with the Company's Process division. The pre-tax loss provision for these actions recorded in fiscal 1994 includes the write-off of intangible assets totaling $2,908,000 associated with Taulman and the accrual of $5,987,000 to provide for anticipated losses during the shutdown period. Accordingly, the results of operations of Taulman during fiscal 1996 and 1995 were excluded from the results of operations of the Company.

          Taulman is engaged in the environmental pollution control business, primarily through the design, manufacture and sale of process equipment and control systems used in water and wastewater treatment facilities. Revenues and expenses on its long-term contracts are recognized on the percentage-of-completion basis. Taulman has ceased bidding on new contracts, has terminated its sales force and is working to complete its current obligations on long-term contracts during the estimated two and one half year period from the decision to shut down. The provision for losses during the shutdown period reflects declining revenues and relatively high levels of general and administrative costs necessary to complete the shutdown of these operations.

          During fiscal 1996 and 1995, activity within the reserve for anticipated losses during the shutdown period is summarized as follows:

                                                  Year ended
                                                   April 30,
                                        --------------------------------
         (In thousands)                  1996                      1995
         ---------------------------    ------                    ------
         Balance, beginning of year     $4,507                    $5,987
         Operating loss of Taulman      (2,425)                   (2,158)
         Adjustment to reserve               0                       678
                                         ------                    ------
         Balance, end of year            $2,082                    $4,507
                                         ======                    ======


          The adjustment in fiscal 1995 to the reserve represented an increase in the reserve resulting from a revised estimate of the anticipated losses during the shutdown period. There have been no changes to the plan for shutting down Taulman since the adoption of the plan in the fourth quarter of fiscal 1994.

          The Taulman shutdown represents the discontinuation of a product line. Therefore, Taulman's results of operations through the fourth quarter of fiscal 1994 were included as components of continuing operations in the statement of operations for fiscal 1994. Taulman's results of operations during fiscal 1995, 1996 and in future periods have been or will be charged against the reserve for anticipated losses during the shutdown period. Certain income, expense, asset and liability information with respect to Taulman for the three most recent fiscal years is as follows:

                                                          As of or for the year
                                                            ended April 30,
                                                ------------------------------------------
         (In thousands)                         1996              1995             1994
         -------------------------------------  ------------------------------------------
         Net sales............................ $4,843           $11,252          $15,871
         Cost of products sold................  5,370             9,791           14,465
         Selling, general and administrative
          expense.............................  1,913             3,445            4,302
         Assets...............................  3,626             5,252           12,523
         Liabilities..........................  2,730             2,614           10,111


          Assets and liabilities at April 30, 1996, 1995 and 1994 consisted primarily of accounts receivable, inventory, accounts payable, accrued expenses and intercompany debt.

          Intangible assets written off in fiscal 1994 as a part of the shutdown included a technology licensing agreement of $1,321,000, noncompete agreements of $1,155,000 and goodwill of $432,000. The technology licensing agreement was written off because the Company, in response to changing marketplace demands, elected to forego its exclusive North American rights to this waste composting technology during the fourth quarter of fiscal 1994. Recently developed methods for waste composting are much more economical and substantially reduced the demand for the Company's licensed technology. The noncompete agreements and goodwill were written off because their value will not be recovered as a result of the shutdown.

     Note 4 - Inventories:

          Inventories are summarized as follows:

                                                       April 30,
                                               ------------------------
         (In thousands)                          1996             1995
         ------------------------------------- ------------------------
         Finished goods and products purchased
          for resale.......................... $15,925          $16,137
         Work-in-process......................   1,347            2,073
         Raw materials and purchased
          components..........................     530              568
                                               -------          -------
                                               $17,802          $18,778
                                               =======          =======


     Note 5 - Long-Term Debt:

          During the first quarter of fiscal 1996, the Company and SunTrust Bank Central Florida, National Association ("STBNA") entered into a second amendment to the October 13, 1992 loan agreement. The second amendment extended the loan maturity through April 30, 1997, reduced the principal amount the Company can borrow to $30,000,000, provided specific guidelines that the Company must meet to eliminate the security interest that STBNA has on the Company s accounts receivable and inventory, eliminated the working capital requirement and limited the amount of cash that the Company may spend in connection with acquisitions without the prior consent of STBNA to $2,500,000 per year during the term of the loan agreement. The amended loan agreement also permits the Company to choose between the then current prime rate or the then current LIBOR rate plus or minus various basis point rates for advances under the revolving term loan, depending on the Company achieving certain financial results. The Company was in compliance with the financial covenants of the loan agreement as of April 30, 1996.

          On June 6, 1996, STBNA extended the loan maturity to April 30, 1998, and because of the Company s improved operating results and meeting the established guidelines, eliminated the security interest on the Company's accounts receivable and inventory.

          As of April 30, 1996, the interest on balances outstanding under the STBNA revolving term note was payable at either STBNA's prime commercial rate less 50 basis points or LIBOR plus 150 basis points. The Company pays a commitment fee equal to one-fourth of one percent per annum on the average daily unused portion of the revolving term note.

          The payment of cash dividends is subject to the approval by the Board of Directors and depends on, among other factors, earnings, capital requirements, and the operating and financial condition of the Company. The payment of cash dividends also requires the prior approval of STBNA unless certain financial requirements are met. During the first, third and fourth quarters of fiscal 1996, the Company s Board of Directors authorized cash dividends of $0.14, $0.15 and $0.10 per share, which were paid on July 3, 1995, January 5, 1996 and April 12, 1996 to stockholders of record on June 26, 1995, December 26, 1995 and April 1, 1996, respectively.

          Notes payable and long-term debt consist of:

                                                                    April 30,
                                                              --------------------------
         (In thousands)                                         1996              1995
         ---------------------------------------------------- --------------------------
         Revolving term loan due April 1997 with interest at
          prime; maturity was extended to April 30, 1998 by
          STBNA in letter dated June 6, 1996.................  $5,343           $13,110
         Promissory note with interest at prime with monthly
          installment payments secured by an airplane........       0               242
         Capitalized lease with interest at 7.70% with
          monthly installment payments through April 1998....      50                75
         Capitalized lease with interest at 4.90% with
          monthly installment payments through February 1998.     165               248
         Capitalized lease with interest at 4.90% with
          monthly installment payments through Novermber 1998      61                 0
         Loans payable to insurance companies with interest
          at varying rates secured by cash surrender value of
          life insurance policies approximating $1,947 and
          $1,818 at April 30, 1996 and 1995, respectively....   1,361             1,361
                                                               ------           -------
                                                                6,980            15,036
         Amounts due within one year                              135               249
                                                               ------           -------
         Amounts due after one year                            $6,845            14,787
                                                               ======           =======

          Annual maturities of long-term debt in each of the succeeding five years from April 30, 1996 are approximately $135; $5,470; $14; $0; and $0 respectively. Loans payable to insurance companies secured by cash surrender value in the amount of $1,361 do not have a stated maturity date.

     Note 6 - Pension Plan:

          The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest average compensation earned during any consecutive five-year period within the last ten years of employment, reduced by payments from Social Security. Pension cost is funded at amounts determined by management but not less than the minimum funding required by the Employee Retirement Income Security Act of 1974 (ERISA). At April 30, 1996, the assets of this Plan included cash equivalents and equity and fixed income mutual funds. Participants of certain acquired companies received service credit for vesting in the Plan upon date of acquisition or termination of any former benefit plans. The cost of these benefits will be amortized over 18 years, which is the average remaining service period of the participants.

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

          Net periodic pension cost of these plans for fiscal
     1996, 1995 and 1994 included the following components:

                        Year Ended April 30, 1996     Year Ended April 30, 1995        Year Ended April 30, 1994
                       ----------------------------  ---------------------------       ---------------------------
                          Assets    Accumulated         Assets    Accumulated          Assets      Accumulated
                          Exceed      Benefits          Exceed      Benefits           Exceed        Benefits
                        Accumulated    Exceed         Accumulated    Exceed          Accumulated      Exceed
    (In thousands)        Benefits     Assets          Benefits     Assets           Benefits        Assets
    ------------------ ----------------------------  ---------------------------       ---------------------------
    Service cost
     benefit earned
     during the
     period...........     $  386        $ 47             $350        $ 40              $362           $ 37
    Interest cost on
     projected benefit
     obligation.......        680         114              613         112               623            114
    Actual return on
     plan assets......     (1,481)                        (900)                         (809)
    Net amortization
     and deferral.....        567          73               37          73                25             71
                           ------        ----            -----       -----             -----          -----
    Net periodic
     pension cost.....     $  152        $234             $100        $225              $201           $222
                           ======        ====            =====       =====             =====          =====


          Assumptions used to determine net periodic pension cost for these plans for fiscal 1996, 1995 and 1994 were:

                                                              As of April 30,
                                                  --------------------------------------
                                                    1996           1995           1994
                                                  --------------------------------------
         Discount rates.......................      7.5%           7.5%           7.5%
         Rates of increase in compensation
          levels..............................      4.5%           4.5%           4.5%
         Expected long-term rate of return on
          assets..............................      9.0%           9.0%           9.0%


          The following table sets forth these plans' funded status and amounts recognized on the Company's consolidated balance sheet at April 30, 1996 and April 30, 1995.

                                              April 30, 1996                           April 30, 1995
                                      ------------------------------      ----------------------------------
                                        Assets          Accumulated        Assets         Accumulated
                                        Exceed            Benefits         Exceed           Benefits
                                      Accumulated          Exceed        Accumulated         Exceed
    (In thousands)                      Benefits           Assets          Benefits           Assets
    -----------------------------     ------------------------------     ----------------------------------
    Actuarial present value of
     benefit obligations:

      Accumulated benefit obligation
       Vested........................  $ 7,698            $ 1,637          $6,982             $1,602
       Nonvested.....................      317                                298
                                       -------            -------          ------            -------
                                       $ 8,015            $ 1,637          $7,280             $1,602
                                       =======            =======          ======            =======
    Plan assets at fair value........  $10,351                             $9,156
    Projected benefit obligation.....    9,984            $ 1,637           9,007             $1,602
                                       -------            -------          ------            -------
    Projected benefit obligation less
     than (in excess of) plan assets.      367           (  1,637)            149            ( 1,602)
    Unrecognized prior service costs.     (136)               291            (149)               367
    Unrecognized net loss (gain).....      (39)              (114)            433                (74)
    Additional liability.............                        (161)                              (274)
    Unrecognized net asset at
    May 1, 1996 being amortized
    over 19 years and 15 years
    , respectively ..................     (722)               (16)           (812)               (19)
                                      --------            -------          ------            -------
    Pension (liability) recognized in
     the balance sheet............... ($   530)          ($ 1,637)        ($  379)           ($1,602)
                                      ========            =======          ======            =======


     Note 7 - Income Taxes:

          The components of the provision for income tax expense
     (benefit) are as follows:

                                         Year Ended April 30,
                                 ----------------------------------
                                   1996         1995         1994
                                 ----------------------------------
         Current tax expense:
          Federal..............   $3,248       $2,297       $1,237
          State................      610          492          244
         Deferred tax expense
         (benefit)
          Federal..............      395         (362)      (3,820)
          State................       74          (68)        (716)
                                  ------       ------      -------
                                  $4,327       $2,359      ($3,055)
                                  ======       ======      =======

         Deferred tax liabilities (assets) recorded under FAS 109 are comprised of the following at April 30, 1996 and 1995:

                                                                                 April 30,
                                                                    -------------------------------------
    (In thousands)                                                        1996                  1995
    --------------------------------------------------------        -------------------------------------
    Deferred tax liabilities:
    Depreciation............................................            $   122               $   211
    Change in the method of inventory accounting for income
     tax purposes...........................................                  0                   393
                                                                        -------               -------
     Gross deferred tax libilities..........................                122                   604
                                                                        -------               -------
    Deferred tax assets:
     Pension................................................               (832)                 (725)
     Vacation...............................................               (317)                 (365)
     Other employee benefit plans...........................               (623)                 (413)
     Warranty reserves......................................               (233)                 (177)
     Inventory..............................................               (649)                 (639)
     Allowance for doubtful accounts........................               (479)                 (431)
     Noncompete agreements..................................               (155)                 (187)
     Shutdown reserve for Taulman...........................             (1,524)               (2,488)
     Other..................................................               (210)                 (548)
                                                                        -------               -------
      Gross deferred tax assets.............................             (5,022)               (5,973)
                                                                        -------               -------
                                                                        ($4,900)              ($5,369)
                                                                        =======               =======

          A reconciliation between the actual income tax expense
     (benefit) and the amount computed by applying the federal income tax rate (34.0%) in 1996, 1995 and in 1994 to pre-tax income from continuing operations follows:

                                                                      Year Ended April 30,
                                                    ---------------------------------------------------------
    (In thousands)                                      1996                  1995                  1994
    -----------------------------------------       ---------------------------------------------------------
    Computed amount based on federal
     statutory rate..........................          $3,426                $1,974               ($2,854)
    Increses (reductions) in taxes:
    State income taxes, net of federal income
     tax benefit.............................             402                   232                  (332)
    Tax on meals and entertainment expense
     disallowed..............................             144                   132                    54
    Other....................................             373                     0                     0

    Provision (benefit)......................             (18)                   21                    77
                                                       ------                ------               -------
                                                       $4,327                $2,359               ($3,055)
                                                       ======                ======               =======


         Note 8 - Stockholders' Equity:

          During the third quarter of fiscal 1995, the Board of Directors approved the Davis Water & Waste Industries, Inc. 1994 Employee Stock Option Plan (the " Employees Plan") and the Davis Water & Waste Industries, Inc. Directors Stock Option Plan (the "Directors Plan"). Both Plans were approved by the stockholders of the Company at the 1995 Annual Meeting of Stockholders on September 8, 1995.

          Under the Employees Plan and the Directors Plan (collectively, the "Plans"), options to acquire up to 250,000 and 75,000 shares of the Company's common stock, respectively, may be granted to employees and outside directors of the Company, respectively, by a committee of the Board of Directors. No options may be granted after ten years from the date of approval of the Plans by the Board. Options granted under the Plans vest evenly over five years and are exercisable for a period not exceeding ten years after the date of grant at a price equal to the quoted market value of the common stock as of the date of grant. Optionees may exercise the options by paying cash, exchanging Company shares having a quoted market value equal to or less than the exercise price, by instructing the Company to retain shares of stock upon the exercise of the option with a quoted market value equal to the exercise price as payment, or exchanging property or services as may be acceptable to the committee of the Board. The options are not transferable except to the optionee's beneficiaries. The Plans may be amended or terminated at the discretion of the Board. Compensation expense is accrued for the Plans for options as earned by the optionees as the difference between the quoted market price at the period end and the option price multiplied by the number of options. Accrued compensation expense is adjusted for the changes in the quoted market value of the stock from period to period. At April 30, 1996 and 1995, the accrual for compensation under the Plans aggregated approximately $1,176,000 and $74,000, respectively.

          Under the Employees Plan in December 1994, the Board granted options to acquire 162,660 shares to certain Company officers at an option price of $7.75 per share, which was equal to the quoted market price for the shares of the Company's common stock at the date of grant. All but 1,000 of the options were outstanding at April 30, 1996. No options were canceled or expired during fiscal year 1996 and 1,000 shares were exercised. At April 30, 1996, options for the purchase of 87,340 shares of common stock were available to be granted under the Employees Plan.

          Under the Directors Plan in December 1994, options to acquire 32,000 shares of common stock were granted to the outside directors of the Company at an option price of $7.75 per share, which was equal to the quoted market price for the shares of the Company's common stock at the date of grant. All such options were outstanding at April 30, 1996. No options were exercised, canceled or expired during fiscal 1996. At April 30, 1996, options for the purchase of 43,000 shares of common stock were available to be granted under the Directors Plan.

          During fiscal 1989, the stockholders of the Company approved a qualified employee stock purchase plan (the "1988 ESP Plan"). During fiscal 1992, the stockholders of the Company approved an amendment to the 1988 ESP Plan increasing the shares of common stock reserved for issuance under this plan from 80,000 to 160,000 shares. Under the terms of the 1988 ESP Plan, all regular full time employees and officers of the Company may purchase common stock of the Company quarterly at 85% of the lower of market value on the offering date or the termination date of the offering period. The 1988 ESP Plan will terminate at such time as all shares made available under the plan have been issued. During fiscal 1996, 1995, and 1994, 9,223, 13,616 and 24,225 shares, respectively, were issued under the plan, and at April 30, 1996, 15,309 shares of common stock were reserved and available for issuance.

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

          The cost of the Incentive Plan is limited to twice the grant price at the grant date of the maximum number of performance shares issuable. The grant price is determined by the higher of the book value per share or the average of the closing price of the Company's common stock for a period prior to and following the public release of the preceding year's annual earnings. The grant price of the performance shares granted during fiscal 1993 was $8.30. The estimated costs of the Incentive Plan are charged to income over the applicable four year periods. During the fiscal year ended April 30, 1996 $50,000 was expensed, and for fiscal years 1995 and 1994, no income or expense was recognized.

          The Company purchases shares of its common stock to be held as treasury stock until needed for issuance through the Company's employee stock plans and directors and employees stock option plans discussed above.

          On December 15, 1989, the Board of Directors of the Company adopted a Share Rights Plan and, in connection therewith, declared a dividend distribution of one Right for each outstanding share of the Company's common stock to stockholders of record at the close of business on January 8, 1990. The Company had 3,248,621 shares of its common stock outstanding at such date. The Share Rights Plan generally provides that 20 days following a public an-nouncement that a person or a group of affiliated or associated persons have become owners of 10% or more of the Company's common stock (and have thus become an "Acquiring Person"), each Right will entitle the registered holder to purchase from the Company common stock at a purchase price per share equal to 20% of current market value. Any Rights beneficially owned by an Acquiring Person or any of the Acquiring Person's affiliates or associates are not exercisable. The number of shares that each holder of a Right will be entitled to receive upon exercise is equal to one share of common stock multiplied by a fraction, the numerator of which is the number of shares of common stock outstanding on the date of the first public announcement that a person has become an Acquiring Person (the "Stock Acquisition Date") and the denominator of which is the number of Rights outstanding on the Stock Acquisition Date that are not beneficially owned by the Acquiring Person or its affiliates or associates. Until such time as the Rights become exercisable, (a) the Rights will be evidenced by the common stock certificates and will be transferred with and only with such common stock certificates, (b) new common stock certificates issued after January 8, 1990 will contain a notation incorporating the Rights Agreement by reference and (c) the surrender for transfer of any certificates for common stock will also constitute the transfer of the Rights associated with the common stock represented by such certificate. In connection with the merger agreement with U.S. Filter (Note 2), the Share Rights Plan was amended whereby the Rights will not become effective upon consummation of the merger.

     Note 9 - Commitments and Contingent Liabilities:

          The Company leases certain warehouse facilities and equipment, principally trucking equipment, under operating leases. Certain leases provide for additional rental based on actual usage and many leases have renewal options. Under some leases the Company agrees to pay insurance costs and increases in property taxes. Total rent expense amounted to approximately $2,737,000 in 1996, $3,009,000 in 1995, and
     $3,141,000 in 1994,  of which $233,000, $251,000 and
     $250,000 was for truck rental based on mileage. The Company leases certain computer equipment and a front end loader under noncancelable capital lease agreements (see Note 5). The original capitalized cost of leases included in property and equipment was $386,629. As of April 30, 1996 the net book value of leased equipment totaled $303,317. Minimum lease and rental commitments under non-cancelable capital and operating leases in effect at April 30, 1996 are as follows:

             Year Ending
                  April 30                    Capital           Operating           Total
               (In thousands)                  Leases             Leases          Commitments
         ----------------------------------- ----------------------------------------------------------
                    1997....................     $146             $2,270            $2,416
                    1998....................      127              1,812             1,939
                    1999....................       15              1,531             1,546
                    2000....................                         935               935
                    2001....................                         377               377
                   2002-2004................                          68                68
                                                -----             ------            ------
         Total minimum lease payments.......      288             $6,993            $7,281
                                                                  ======            ======
         Less-Amount representing interest..      (12)
                                                -----
         Present value of minimum lease
         payments...........................     $276
                                                =====

                 The nature of the Company's business results in a certain amount of litigation. Accordingly, the Company is a party (as plaintiff and defendant) to a number of lawsuits incidental to its business, and in certain of such matters, claims have been asserted against the Company in substantial amounts. Management believes that the Company has meritorious defenses to these claims and together with its insurance carriers, is vigorously defending them.

     Note 10 - Fair Value Of  Financial Instruments:

          Cash and Cash Equivalents

          The carrying amount reflected in the consolidated balance sheet approximates the fair value of cash and cash equivalents.

          Notes Payable and Long-term Debt

          Substantially all of the balance of long-term debt is represented by a variable rate revolving term loan. Because this variable rate approximates a market rate of interest at year end, the carrying amount of notes payable and long-term debt approximates fair value.

     Note 11 - Quarterly Financial Data (unaudited)

          Summarized unaudited quarterly consolidated financial data is as follows:

                                                                                                         Fully
                                                                          Primary          Diluted
         (In thousands,                                    Net              Net              Net          Dividends
         except per         Net            Gross          Income           Income           Income          Paid
         share amounts)    Sales           Profit         (Loss)          Per Share        Per Share      Per Share
         --------------  --------------------------------------------------------------------------------------------
         1996 Fiscal
         Quarter
          First          $ 59,683         $ 8,817          $1,162           $0.36            $0.35          $0.14
          Second           58,867          10,158           1,816            0.56             0.55           0.00
          Third            52,457           8,680           1,156            0.36             0.35           0.15
          Fourth           55,482          10,114           1,615            0.48             0.45           0.10
                         --------         -------          ------           -----            -----          -----
                         $226,489         $37,769          $5,749           $1.78            $1.72          $0.39
                         ========         =======          ======           =====            =====          =====

         1995 Fiscal
         Quarter
          First          $ 50,914         $ 7,250          $  518            $0.16            $0.16         $0.00
          Second           56,056           8,754           1,299             0.40             0.40          0.00
          Third            52,730           7,868             776             0.23             0.23          0.08
          Fourth           55,949           8,123             855             0.27             0.26          0.00
                         --------         -------          ------            -----            -----         -----
                         $215,649         $31,995          $3,448            $1.06            $1.05         $0.08
                         ========         =======          ======            =====            =====         =====

                 Primary and fully diluted earnings per share for the fiscal year ended April 30, 1996 do not equal the sum of primary and fully diluted earnings per share for each quarter during fiscal year due to the application of the treasury stock method for determining the impact of certain common stock equivalents.

          The net income for the fourth quarter of fiscal 1995 includes an additional provision of $678,000 for management's revised estimate of the Taulman shutdown reserve. See Note 3 to Notes of the Consolidated Financial
     Statements.

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

          No independent certified public accountant of the Company has resigned, indicated any intent to resign or been dismissed as the independent certified public accountant of the Company during the two fiscal years ended April 30, 1996 or subsequent thereto.

                               PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                               Directors

     Joe E. Beverly      Mr. Beverly, age 54, has served as Vice
                         Chairman of the Board of Synovus
                         Financial Corp. of Columbus, Georgia and as Chairman of the Board of Commercial
                         Bank in Thomasville, Georgia, a
                         wholly-owned subsidiary of Synovus
                         Financial Corp., since 1990.  He served
                         as President and a director of
                         Commercial Bank from 1973 to 1989.  Mr.
                         Beverly has served as a director of the
                         Company since 1986.

     O. Larry Comer      Mr. Comer, age 62, has served as Senior
                         Partner since 1986 of Comer Associates,
                         an investment partnership.  He also has
                         been Chairman of the Board since 1987 of Caravelle Boats, Inc., a boat manufacturer. He has served as a director of the Company since 1983. Mr.
                         Comer also is a director of Southern
                         Bank Group, Inc. and Sumter Bank and
                         Trust Co., a wholly owned subsidiary of
                         Synovus Financial Corp.

     Robert P. Crozer    Mr. Crozer, age 49, has been Vice
                         Chairman of the Board of Directors of
                         Flowers Industries, Inc., a diversified
                         food products company, since 1989. From
                         1985 to 1989 he served as Corporate Vice
                         President-Marketing of Flowers
                         Industries, Inc., and from 1979 to 1989
                         he served as President and Chief
                         Operating Officer of its Convenience
                         Products Group.  Mr. Crozer also is a
                         Director of the Inflo Holdings
                         Corporation the parent company of the
                         Keebler Company.  Mr. Crozer has served
                         as a director of the Company since 1981.

     H. Forbes Davis     Mr. Davis, age 68, served as Vice
                         President-Research and Development of
                         the Company from 1989 until his
                         retirement in 1993 and has served as a
                         consultant to the Company since that
                         time.  He served as Vice President and
                         General Manager of the Company's Davis
                         Process division from 1979 until 1989
                         and served previously in various other
                         management and sales positions with the
                         Company since 1956.  He has served as a
                         director of the Company since 1956.

     Jasper C. Davis III Mr. Davis, age 75, has served as a
                         director of the Company since its
                         founding in 1956 and served as Chairman
                         of the Board of the Company from 1956
                         until his retirement from such position
                         in 1993.  Mr. Davis has served as a
                         consultant to the Company since his
                         retirement as an officer of the Company
                         in 1990.  He served as Chief Executive
                         Officer of the Company from 1956 until
                         1986 and also served at various times in the past as President and Chief Operating Officer of the Company, most recently from 1980 until 1982.

     R. R. Davis         Mr. Davis, age 69, has served as Vice
                         Chairman of the Board since 1982 and has served as a consultant to the Company since his retirement as an officer of the Company in 1991. He previously served in various other capacities with the Company, including President. He has served as a director of the Company since 1956. He also serves as a director of Commercial Bank in Thomasville,
                         Georgia.

     Thomas R. Pledger   Mr. Pledger, age 58, has been Chairman
                         of the Board and Chief Executive Officer of Dycom Industries, Inc., a telecommunications and electrical services corporation, since 1991 and was President and Chief Executive Officer of
                         Dycom Industries, Inc. from 1984 until
                         1991.  He also has been a director of
                         Dycom Industries, Inc. since 1981.  Mr.
                         Pledger has served as a director of the
                         Company since 1988.

     R. Doyle White      Mr. White, age 65, has served as
                         President of the Company since 1982, as
                         Chief Executive Officer of the Company
                         since 1986 and as Chairman of the Board
                         of the Company since 1993.  He also
                         served from 1982 to June 1994 as Chief
                         Operating Officer of the Company, and
                         from 1978 until 1982, he served as
                         Senior Vice President and a General
                         Manager of the Company.  Mr. White has
                         served as a director of the Company
                         since 1981.


                               Officers

     R. Doyle White      Mr. White, age 65, has served as
                         President of the Company since 1982, as
                         Chief Executive Officer of the Company
                         since 1986 and as Chairman of the Board
                         of the Company since 1993.  He also
                         served from 1982 to June 1994 as Chief
                         Operating Officer of the Company, and
                         from 1978 until 1982, he served as
                         Senior Vice President and a General
                         Manager of the Company.

     Stan White          Mr. White, age 54, has served as
                         Secretary/Treasurer of the Company since
                         1974.

     Larry May           Mr. May, age 57, has served as Executive
                         Vice President and Chief Operating
                         Officer of the Company since June 1994.
                         From 1992 until June 1994, he served as
                         Senior Vice President of the Company.
                         From 1988 until 1992, he served as Vice
                         President of the Company's Distribution
                         Group division.

   Robert H. Pless, Jr.  Mr. Pless, age 56, has served as Vice
                         President and General Manager of the
                         Company's Davco division since 1985.
                         From 1982 until 1985, he served as
                         General Manager of the  Davco division.

     Robert D. Tatum     Mr. Tatum, age 40, has served as Vice
                         President of the Company's Davis Process division since September 1993 and as General Manager of the Davis Process division since 1987.

          Robert  D. Tatum is a nephew of H. Forbes Davis, Jasper
     C. Davis III and R. R. Davis, all of whom are directors of the Company. R. Doyle White and Stan White are not related.


          Generally, the Company's executive officers are elected annually by the Board of Directors for a term of one year or until their successors are elected and qualified.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of their ownership of the Company's Common Stock and subsequent reports of changes in such ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, executive officers and persons owning more than 10% of the Company's Common Stock are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended April 30, 1996, all filing requirements applicable to its directors, executive officers and owners of more than 10% of its Common Stock were complied within a timely manner.

     ITEM 11.  EXECUTIVE COMPENSATION

     Compensation Summary

          The following table summarizes by various categories, for the fiscal years ended April 30, 1996, 1995, and 1994, the total compensation paid to or accrued by the Company for the Chief Executive Officer of the Company and all other executive officers of the Company whose salary and bonus for the fiscal year ended April 30, 1996 exceeded $100,000.

                                                 SUMMARY COMPENSATION TABLE

                                                      Annual                        Long-Term
                                                   Compensation                    Compensation
                                        ----------------------------------  -------------------------       Compensation
                                                                   Other
                             Fiscal Year                          Annual     Securities                 All Other
    Name and                   Ended                           Compensation  Underlying      LTIP      Compenation
    Principal Position       April 30,   Salary       Bonus(1)      (2)        Options    Payout (3)       (4)
    ----------------------- ----------  ---------     --------  ---------   ----------  -----------   -----------
    R. Doyle  White            1996      $226,000     $226,000      -0-        $54,194      $4,797       $107,535
    President and Chief        1995       194,092      210,000    48,125          -0-         -0-          91,163
    Executive Officer          1994       178,100        -0-        -0-           -0-         -0-          82,691

    Larry May                  1996       149,205     134,285       -0-         35,871       6,673         19,404
    Executive Vice President   1995       136,746     125,100     25,925          -0-         -0-          14,831
    and Chief Operating        1994       113,023      67,644       -0-           -0-         -0-          15,162
    Officer

    Stan White                 1996       110,355      88,284       -0-         26,839       1,776          7,288
    Secretary-Treasurer        1995       100,215      83,200     13,413          -0-         -0-           7,069
                               1994        93,763       -0-         -0-           -0-         -0-           5,786

    Robert H. Pless            1996       110,355      88,284       -0-         26,554      12,981          8,067
    Vice President             1995       102,897       -0-        5,308          -0-         -0-           8,261
                               1994        97,730       -0-         -0-           -0-        5,933          6,239

    Robert D. Tatum            1996        90,000      63,720       -0-         19,202        -0-           1,246
    Vice President             1995        74,407      29,688       -0-           -0-         -0-           1,338
                               1994        71,691      36,156       -0-           -0-         -0-            -0-


     (1) Reflects amounts paid for the indicated fiscal years for the achievement of performance criteria established for such fiscal years pursuant to the Company's Incentive Compensation Plan. See "Employee Benefit Plans - Incentive Compensation Plan" below.

     (2) Reflects cash payments made in satisfaction of earned but unused vacation time.

     (3) Reflects the value of awards paid during the indicated fiscal years for the achievement of performance criteria established for the preceding four fiscal year period pursuant to the Company's Long-Term Incentive Plan. See
           "Employee Benefit Plans - Long-Term Incentive Plan" below.

     (4) Reflects (a) amounts accrued by the Company for the accounts of Messrs. R. Doyle White, May, Stan White, Tatum and Pless under the Company's Supplemental Retirement Plans for Certain Officers and (b) premiums paid by the Company for term life insurance policies on the lives of Messrs. R. Doyle White and May, any proceeds of which are payable to the respective beneficiaries designated by the named officers. The respective amounts accrued or paid for these executive officers in the indicated fiscal years were as follows: Mr. R. Doyle White - (a) $105,366 and (b) $2,169 in fiscal 1996, (a) $89,318 and (b) $1,845 in fiscal
            1995  and  (a)  $80,846  and  (b)  $1,845  in  fiscal  1994, respectively; Mr. May - (a) $18,308 and (b) $1,096 in fiscal 1996, (a) $14,704 and (b) $1,096 in fiscal 1995 and
            (a) $13,735 and (b) $1,096 in fiscal 1994, respectively; Mr. Stan White - (a) $7,288 in fiscal 1996, (a) $7,069 in fiscal 1995 and (a) $5,786 in fiscal 1994; Mr. Tatum - (a) $1,246 in fiscal 1996, (a) $1,338 in fiscal 1995 and (a) $0 in fiscal 1994; and Mr. Pless - (a) $8,067 in fiscal 1996, (a) $8,261 in fiscal 1995 and (a) $6,239 in fiscal 1994,
            respectively.   See "Employee  Benefit  Plans - Retirement
            Plans" below.

     Employment Agreements

          The Company entered into an Employment Agreement (the "Employment Agreement") with R. Doyle White effective May 1, 1982 regarding the employment of Mr. R. Doyle White as President and Chief Executive Officer of the Company. The Employment Agreement provides that Mr. R. Doyle White's salary will be established annually by the Board of Directors and that Mr. R. Doyle White may be paid a bonus annually in accordance with the Company's Incentive Compensation Plan for Certain Salaried Employees, which is described below. Mr. R. Doyle White is entitled under the Employment Agreement to defer receipt of any portion of his salary or bonuses. Additionally, the Employment Agreement obligates the Company to pay Mr. R. Doyle White upon retirement an amount equal to benefits accrued but forfeitable under the Company's Employees' Retirement Plan and benefits that would have been payable if the retirement plan provided for accrual of benefits on deferred compensation. See "Employee Benefit Plans" below. Finally, the Employment Agreement provides for the payment of annual premiums by the Company on a $146,000 term insurance policy on Mr. R. Doyle White's life, the proceeds of which are payable to Mr. R. Doyle White's estate, and for the payment to Mr. R. Doyle White's estate of salary and bonuses for a period of six months following his death. All salary, bonuses and other amounts received as compensation or deferred by Mr. R. Doyle White during the fiscal years ended April 30, 1996, 1995 and 1994 are included in the summary compensation table. Amounts deferred in prior years and reported as cash compensation received by Mr. R. Doyle White in prior years, even if distributed to him in fiscal 1996, 1995 and 1994, are excluded from the summary compensation table because such amounts have been reported in prior years.

          The Company has entered into Compensation and Benefits Agreements ("CBAs") with R. Doyle White, Larry May, Robert
     H. Pless, Robert D. Tatum and Stan White who are executive officers of the Company. Each CBA specifies the employee benefits to which the covered officer is entitled. See "Employee Benefit Plans" below. The CBAs with Messrs. R. Doyle White, Larry May, Robert H. Pless, Robert D. Tatum and Stan White permit these officers to participate in the Company's Incentive Compensation Plan, Long-Term Incentive Plan, Medical Reimbursement Plan, Employees' Retirement Plan and Supplemental Retirement Plan for Certain Officers (Plan No. 1 in the case of Mr. R. Doyle White and Plan No. 2 in the case of Mr. Larry May, Mr. Robert H. Pless, Mr. Robert
     D. Tatum and Mr. Stan White). Mr. R. Doyle White's CBA provides that if his employment is terminated by the Company at any time or if he voluntarily resigns from employment on or after his 64th birthday, or prior to his 64th birthday with the approval of the Board of Directors, his benefits payable under the Incentive Compensation Plan and the Long-Term Incentive Plan shall be prorated through the date of termination of employment. In addition, if Mr. R. Doyle White voluntarily resigns after his 64th birthday, his vesting under the Supplemental Retirement Plan shall be based on his age at his birthday next following the effective date of his resignation. If Mr. R. Doyle White is terminated for other than "good cause" ( as defined in the
     CBA) prior to May 1, 1996, he shall be entitled to receive all compensation and benefits otherwise payable as if the termination occurred on May 1, 1996. Additionally, Mr. R. Doyle White's CBA provides that upon a "change of control" (as defined in the CBA) prior to May 1, 1996, Mr. R. Doyle White shall be paid immediately all amounts due under the Incentive Compensation Plan as if Mr. R. Doyle White had terminated his employment on May 1, 1996. Furthermore, any bonus payments due to Mr. R. Doyle White shall be paid within 10 days of completion of the annual audit of the plan for the year in which the change of control occurs. If Mr.

     R. Doyle White voluntarily resigns from employment prior to his 64th birthday without the approval of the Board of Directors, his benefits payable under the Incentive Compensation Plan and the Long-Term Incentive Plan shall not be prorated through the date of termination and only those payments, if any, which have been earned for previous fiscal years shall be made. Mr. Larry May's, Mr. Robert H. Pless', Mr. Robert D. Tatum's and Mr. Stan White's CBA provides that if he voluntarily resigns or is terminated from employment with the Company at any time, he shall be entitled to receive only those payments, if any, due under the Incentive Compensation Plan and the Long-Term Incentive Plan which have been earned for previous fiscal years. Each CBA provides procedures for notices in the event the Company desires to terminate the employment of the officer. Mr. R. Doyle White's CBA requires the Company to give him six months' notice of termination of his employment, and Mr. Larry May's, Mr. Robert H. Pless', Mr. Robert D. Tatum's and Mr. Stan White's CBA requires 30 days' notice by the Company for termination of his employment. If Mr. R. Doyle White, Mr. Larry May, Mr. Robert H. Pless, Mr. Robert D. Tatum or Mr. Stan White is disabled for purposes of the applicable Supplemental Retirement Plan, his benefits payable under the Incentive Compensation Plan and the Long-Term Incentive Plan shall be earned through the end of the fiscal year ending after the date of disability. The CBAs with Messrs. R. Doyle White, Larry May, Robert H. Pless, Robert D. Tatum and Stan White each provide for up to three weeks of vacation annually.

          In May 1996, the Company entered into Change in Control Employment Agreements with each of Messrs. R. Doyle White, Larry May, Stan White, Robert H. Pless and Robert D. Tatum (as well as 45 other officers and employees of the Company) which would provide certain benefits to the employee in the event of a change in control of the Company (as such term is defined in the agreements). In the event of a change in control of the Company, the Change in Control Employment Agreements of Messrs. R. Doyle White, Larry May, Stan White, Robert H. Pless and Robert D. Tatum would provide a change in control bonus of two times the officer's then-current annual salary, a severance benefit in certain events of two times his annual compensation, including bonus, and a continuation of welfare benefits for two years after the change in control.

     Employee Benefit Plans

          1994 Employees Stock Option Plan. Pursuant to the Company's 1994 Employees Stock Option Plan (the "ESOP"), employees of the Company and its subsidiaries are eligible to receive either incentive stock options or nonqualified stock options for the purchase of shares of the Company's Common Stock. On December 8, 1994, stock options were granted to R. Doyle White, Larry May, Stan White, Robert H. Pless and Robert D. Tatum at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. The options vest at a rate of 20% per year and expire ten years from the date of grant. In the event of a change of control of the Company (as such term is defined in the ESOP), all outstanding options will become immediately vested and exercisable.

          No stock options were granted as to any of the above-named officers during the fiscal year ended April 30, 1996. The following table sets forth information regarding all stock options which were exercised by any of the above named officers during the fiscal year ended April 30, 1996 and the value of all of the stock options held by the above named officers as of April 30, 1996.

                                               AGGREGATED OPTION EXERCISES IN FISCAL YEAR
                                                   AND FISCAL YEAR END OPTION VALUES

                                                                     Number of Securities               Value of Unexercised
                                                                    Underlying Unexercised             In-the-Money Options at
                              Shares                              Options at Fiscal Year End             Fiscal Year End (2)
                           Acquired on         Value            ------------------------------    ------------------------------
    Name                     Exercise       Relized  (1)        Exercisable      Unexercisable     Exercisable     Unexercisable
    ----------------       -----------      -----------         -----------      -------------    -------------    -------------
    R. Doyle White             -0-              -0-                10,839           43,356           116,519          466,077
    Larry May                 1,000            7,380                7,174           28,696            77,121          308,482
    Stan White                 -0-              -0-                 5,368           21,472            57,706          230,824
    Robert H. Pless            -0-              -0-                 5,311           21,244            57,093          228,373
    Robert D. Tatum            -0-              -0-                 3,840           15,360            41,280          165,120

         (1) Value realized is computed by subtracting the option exercise price ($7.75 per share) from the market price of the Common Stock on the date of exercise ($15.13 per share) and multiplying that figure by the total number of options exercised.

     (2) Such value is computed by subtracting the option exercise price ($7.75 per share) from the market price of the Common Stock on April 30, 1996 ($18.50 per share) and multiplying that figure by the total number of unexercised options. The above computation does not necessarily represent the fair value of the options.

          Incentive Compensation Plan. The Company maintains an Incentive Compensation Plan for Certain Salaried Employees (the "Incentive Plan") that is designed to provide an incentive for management employees to achieve the Company's financial goals and strategic objectives as well as to provide the Company a system for planning and measuring the performance of participating management employees. Responsibility for administering the Incentive Plan is vested in the President of the Company, subject to the overall authority of the Board of Directors. Participation in the Incentive Plan is limited to management employees who contribute to corporate, group or division profits in a significant way; have major responsibility for control or allocation of corporate assets; provide (by virtue of organizational, functional and position level criteria) the perspective needed to balance short-term profit interests with the long-term health and strategic interests of the Company; are in compensation grades with salary ranges fixed at a minimum of $11,500 per year and which are high enough to permit participants to maintain a reasonable standard of living, even though a meaningful and substantial portion of their total cash package is at risk; and are approved by the appropriate General Manager and by the President of the Company.

          Pursuant to the Incentive Plan, the participating employee's supervisor, with the approval of his supervisor, develops performance standards and objectives for the employee to attain in the coming fiscal year. The supervisor bases the performance standards and objectives on
     (i) the Company's current and projected financial results, which are measured by a combination of sales, gross profit, profit before tax, earnings per share, operating costs or efficiency ratios, and return on assets, and (ii) functional standards that are tailored to the individual employee's position with the Company (e.g., standards and objectives focusing on department goals). Target incentive awards based on a percentage of the employee's base salary are established periodically by the executive officers of the Company for all positions held by participating employees. The Incentive Plan does not fix a limit on the amount of the target incentive award. Such target establishes the amount of cash incentive the employee may earn if he reaches his performance standards and objectives. The employee may earn up to 200% of the target incentive award depending upon the level of achievement of the performance standards and objectives. The actual amount of cash incentive that the employee receives is determined pursuant to a formula set forth in the Incentive Compensation Plan that considers the importance of each performance standard and objective as well as whether the employee has met or exceeded the performance standards and objectives. Payment of the incentive awards is made annually on the earlier of the July 15 subsequent to the fiscal year end or at such time as the Company's independent accountants give their approval to the Company's financial statements. Approximately 265 employees participated in the Incentive Plan during the fiscal year ended April 30, 1996.

          Long-Term Incentive Plan. The Company established a Long-Term Incentive Plan (the "LTIP") effective as of May 1, 1986 to provide additional incentive for and to reward officers of the Company for the achievement of long-term Company goals. The Board of Directors elects the participants from the four presently eligible officers of the Company, including R. Doyle White, Larry May, Robert H. Pless and Stan White after considering the recommendations of the Compensation Committee of the Board of Directors. All four eligible officers currently participated in the LTIP during fiscal year ended April 30, 1996.

          The LTIP generates stock awards on the basis of Company performance achieved over specified periods of time ("Performance Cycles"). Generally, Performance Cycles consist of four fiscal years, with a new Performance Cycle beginning on May 1 of each year. At the beginning of each Performance Cycle, each participant receives a contingent, nontransferable grant of shares of the Company's Common Stock having a value equal to a predetermined percentage of the participant's base salary. Participants are designated as having either a "corporate" responsibility or a "division" responsibility depending on their scope of responsibility. Awards are earned at the end of the Performance Cycle based upon the achievement during the Performance Cycle of predetermined goals established by the Board of Directors that relate, depending on the participant's designation as having either a "corporate" responsibility or a "division" responsibility, to increases in the Company's earnings per share, return on equity, division earnings and/or return on average invested capital in a division, with the maximum value of any award earned at the end of the Performance Cycle being equal generally to 200% of the value of the shares of Common Stock contingently granted at the beginning of the Performance Cycle. Awards are paid in Common Stock or, at the election of the participants, in a combination of cash (up to 50% of the total dollar value of the award) and Common Stock.

          No Performance Cycles were initiated for the four year periods beginning May 1, 1993, 1994, 1995 or 1996.

          Retirement Plans. The Company maintains the Employees' Retirement Plan (the "Retirement Plan"), the Supplemental
     Retirement Plan for Certain Officers Plan No. 1 (the "Supplemental Plan No. 1") and the Supplemental Retirement Plan for Certain Officers Plan No. 2 (the "Supplemental Plan No. 2"). The Retirement Plan is a non-contributory qualified defined benefit plan for the benefit of substantially all employees of the Company. The amounts of the Company's contributions to the Retirement Plan are determined on an actuarial basis to provide benefits based
     (i) on the highest average compensation (excluding bonuses and overtime) earned during any consecutive five-calendar-year period during the last ten years of employment and (ii) the years of service to normal retirement date. Effective May 1, 1989, the Retirement Plan was amended to change the formula for calculation of benefits. This amendment was required by law and was designed to continue approximately the same level of benefits to nonhighly compensated participants while providing a reduction in the level of future benefits provided to highly compensated participants under the Retirement Plan. The following table describes estimated annual pension benefits payable under the Retirement Plan to employees in the specified compensation and period-of-service classifications, assuming (i) normal retirement at age 65 as of January 1, 1996 and (ii) a benefit payment in the form of a life annuity.

                                                     ESTIMATED ANNUAL RETIREMENT BENEFIT (2)
                                                        FOR YEARS OF SERVICE INDICATED (3)
    Average Annual         ----------------------------------------------------------------------------------------
    Compensation(1)                  15               20               25               30               35
    ---------------        ----------------------------------------------------------------------------------------
       50,000                     $ 7,431          $ 9,908          $12,385          $14,862          $17,339
       75,000                      12,119           16,158           20,198           24,237           28,277
      100,000                      16,806           22,408           28,010           33,612           39,214
      125,000                      21,494           28,658           35,823           42,987           50,152
      150,000                      26,181           34,908           43,635           52,362           61,089
      175,000                      26,181           34,908           43,635           52,362           61,089

         (1) This figure includes compensation in the form of base salary but not compensation in the form of bonuses or overtime.

        (2)    Does not include primary Social Security benefits.

        (3) At January 1, 1996, R. Doyle White had 18 credited years of service, Larry May had 31 credited years of service, Stan White had 25 credited years of service, Robert D. Tatum had 11 credited years of service and Robert H. Pless had 27 credited years of service under the Retirement Plan.


          The Supplemental Plan No. 1 was adopted on May 1, 1990 to provide to certain officers retirement benefits that supplement other benefits provided by the Company. The Board of Directors determines the officers eligible to participate in the Supplemental Plan No. 1 as well as the participation date for each eligible officer. Currently, R. Doyle White is the only officer participating in the Supplemental Plan No. 1. Benefits under the Supplemental Plan No. 1 vest according to a schedule based on the participant's age at the date of termination of employment as determined under the terms of the participant's CBA. A participant who retires after attaining age 65 will receive a vested benefit equal to two-thirds of his highest five-year average annual compensation, reduced by his anticipated Social Security benefit and the amount of benefits paid under the Retirement Plan, for a fixed number of years equal to the participant's life expectancy. The

     Supplemental Plan No.1 also provides an early retirement benefit that is determined under the same formula but is then reduced by a certain percentage determined under an additional age based vesting schedule if a participant retires voluntarily prior to age 65. Retirement benefits
     are   paid  monthly.  Disability benefits under the
     Supplemental Plan No. 1 provide a participant who the Board of Directors determines to be disabled with a benefit equal to 66 2/3% of his annualized base pay (excluding incentive compensation) reduced by any benefits from a long-term disability plan provided by the Company or Social Security. The beneficiary of a participant who dies while employed by the Company will receive a death benefit for one year equal to the monthly payment of the participant's base pay at the time of death, reduced by the preretirement death benefit. The preretirement death benefit equals the vested retirement benefit of a participant who dies while employed and after attaining age 59 and will be paid to the deceased participant's beneficiary. If a participant dies after his retirement benefits have commenced under the Supplemental Plan No. 1, his beneficiary will receive any remaining installment payments. The Supplemental Plan No. 1 was amended on December 10, 1993 to provide that in the event of a "change of control" (as defined therein), the present value of all benefits which would be accrued to Mr. R. Doyle White thereunder as of May 1, 1996 shall become immediately due and payable. No payments have been made pursuant to the Supplemental Plan No. 1, but the Company accrued $105,366 under the Supplemental Plan No. 1 for the account of R. Doyle White during the fiscal year ended April 30, 1996. Such accrued amount is included in the compensation reported for Mr. R. Doyle White under the heading "All Other Compensation" in the summary compensation table. See Note 3 thereto.

          The Board of Directors also adopted the Supplemental Plan No. 2 on May 1, 1990. The Supplemental Plan No. 2 provides to certain officers designated by the Board, including Larry May, Robert H. Pless, Robert D. Tatum and Stan White, retirement benefits that are supplemental to other benefits received from the Company. Under the Supplemental Plan No. 2, a participant who retires after attaining age 65 will receive a benefit equal to two-thirds of his highest five-year average annual compensation multiplied by years of service with the Company, multiplied by .01875, and then reduced by his anticipated Social Security benefit and the amount of benefits paid under the Retirement Plan. Benefits from the Supplemental Plan No. 2 will be paid monthly for the life of the participant unless the participant elects another form of payment at the time of admission to the Supplemental Plan No. 2. If a participant retires from the Company prior to age 65 without the approval of the Board of Directors, he will receive 90% of the retirement benefit described above. Disability provisions of the Supplemental Plan No. 2 will allow a participant determined to be disabled by the Board of Directors to receive a benefit equal to 66 2/3% of his annualized base pay (excluding incentive compensation) reduced by any benefits from any Company-provided long-term disability plan or Social Security. The Supplemental Plan No. 2 provides that a death benefit equal to a participant's base pay at the time of death will be paid monthly for one year to the beneficiary if a participant dies while employed by the Company. The death benefit will be reduced by any preretirement death benefit. The preretirement death benefit will be paid upon the death of a participant who elected a form of distribution other than the life only option. Under the preretirement death benefit, the participant's beneficiary will receive the benefit determined as if the participant retired the day before his death.

          Amounts accrued under the Supplemental Plan No. 2 for the account of Mr. Larry May, Mr. Robert H. Pless, Mr. Robert D. Tatum and Mr. Stan White are included in the compensation reported for him under the heading "All Other Compensation" in the summary compensation table. See Note 3 thereto.

     Director Compensation

          Directors who are not employees or paid consultants of the Company are paid $1,150 for each Board of Directors and committee meeting attended and an additional fee of $1,150 per month. Directors who are employees or paid consultants of the Company are not compensated for attendance at Board or committee meetings. All directors are reimbursed for expenses incurred in attending meetings.

          Pursuant to the Company s 1994 Director Stock Option Plan (the "DSOP"), directors of the Company who are not otherwise compensated employees and who are not and never have been employees of the Company or any parent or subsidarary are eligible to receive options to purchase shares of the Company's Common Stock. As of December 8, 1994, each eligible director as of such date (i.e., Messrs. Joe E. Beverly, O. Larry Comer, Robert P. Crozer and Thomas
     R. Pledger) was granted a one-time option to purchase 8,000 shares of the Company's Common Stock. All options were granted at an exercise price equal to the fair market value of a share of Common Stock on the date of grant, vest at the rate of 20% per year and expire ten years from the date of grant. In the event of a change of control of the Company (as such term is defined in the DSOP), all outstanding options will become immediately vested and exercisable.


     ITEM 12.   SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL  OWNERS
     AND MANAGEMENT

          The following table sets forth information as of April 30, 1996 (except as otherwise noted) regarding the ownership of the Company's Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each executive officer of the Company whose salary and bonus for the fiscal year ended April 30, 1996 exceeded $100,000, and all directors and executive officers of the Company as a group.

              Name                         Shares Beneficially Owned (1)(4)        Percent of Class
    -----------------------------------     --------------------------------        ----------------
    Jasper C. Davis III (2)                            548,416 (3)                        16.8%

    Dimensional Fund Advisors, Inc. (4)                225,600                             6.9%

    H. Forbes Davis                                     93,406 (5)                         2.9%

    R.R. Davis                                          65,000 (6)                         2.0%

    R. Doyle White                                      48,289 (7)                         1.5%

    Robert H. Pless                                     17,270 (8)                          *

    O. Larry Comer                                      10,000 (9)                          *

    Larry May                                           14,897 (10)                         *

    Robert D. Tatum                                      9,911 (11)                         *

    Joe E. Beverly                                       6,350 (12)                         *

    Robert P. Crozer                                     4,700 (9)                          *

    Stan White                                           7,058 (13)                         *

    Thomas R. Pledger                                    2,600 (9)                          *

    All directors and executive officers
     as a group (12 persons)                           824,157                            25.4%

         ___________

     (*)Denotes less than 1% of the outstanding Common Stock.

     (1) Beneficial ownership as reported in this Annual Report on Form 10-K has been determined in accordance with Securities and Exchange Commission regulations and includes shares of Common Stock of the Company that the named person has the right to acquire within 60 days after April 30, 1996. Except as otherwise stated in the footnotes below, the named persons have sole voting and investment power with regard to the shares shown as owned by such persons.

     (2) Mr. Davis' mailing address is P.O. Box 1419, Thomasville, Georgia 31799-1419.

     (3) Includes 78,795 shares with regard to Jasper C. Davis III which are held by his wife.

     (4) The shares shown as beneficially owned by Dimensional Fund Advisors, Inc. are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional Fund Advisors Inc., a registered investment advisor, serves as investment manager. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all of such shares. The mailing address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Such information is as of December 31, 1995.

     (5)     Includes 19,939 shares which are held by his wife.

     (6)     Includes 29,297 shares which are held by his wife.

     (7) Includes approximately 87 shares estimated to be issuable under the Company's Employee Stock Purchase Plan as of June 30, 1996, 289 shares earned under the Company's Long Term Incentive Plan and 10,839 shares vested and not exercised under the ESOP.

     (8) Includes approximately 80 shares estimated to be issuable under the Company's Employee Stock Purchase Plan as of June 30, 1996, 782 shares earned under the Company's Long Term Incentive Plan and 5,311 shares vested and not exercised under the ESOP.

     (9) Includes 1,600 shares vested and not exercised under the DSOP.

    (10)     Includes approximately 80 shares estimated to be
             issuable under the Company's Employee Stock Purchase Plan as of June 30, 1996, 402 shares earned under the Company's Long Term Incentive Plan and 6,174 shares vested and not exercised under the ESOP.

    (11) Includes 2,100 shares which are held in trust for his child, approximately 39 shares estimated to be issuable under the Company's Employee Stock Purchase Plan as of June 30, 1996 and 3,840 shares vested and not exercised under the ESOP.

    (12) Includes 150 shares which are held by by his wife and as to which beneficial ownership is disclaimed and 1,600 shares vested and not exercised under the DSOP.

    (13) Includes approximately 80 shares estimated to be issuable under the Company's Employee Stock Purchase Plan as of June 30, 1996, 107 shares earned under the Company's Long Term Incentive Plan and 5,368 shares vested and not exercised under the ESOP.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company entered into an Agreement for Consulting Services with each of Jasper C. Davis III (effective September 1, 1990), R. R. Davis (effective October 1, 1991) and H. Forbes Davis (effective July 1, 1993) (together, the "Consulting Agreements"). Jasper C. Davis III, R. R. Davis and H. Forbes Davis are directors of the Company, and R. R. Davis is Vice Chairman of the Board of the Company. Pursuant to the Consulting Agreements, Jasper C. Davis III,
     R. R. Davis and H. Forbes Davis are to advise and assist the Company in its business and serve on its Board of Directors.

     The Consulting Agreements have initial one-year terms which are automatically renewed for successive one-year terms unless otherwise terminated. Under Jasper C. Davis III's Consulting Agreement, as amended, Mr. Davis was compensated at the rate of $60,000 per year through September 30, 1991, at the rate of $36,000 per year from October 1, 1991 through December 31, 1994, and at the rate of $60,000 per year thereafter, payable in each case in monthly installments. The Consulting Agreement with R. R. Davis provides for compensation at the rate of $18,000 per year payable in monthly installments. Under the Consulting Agreement with
     H. Forbes Davis, as amended, Mr. Davis was paid at the rate of $18,000 per year through December 31, 1994 and at the rate of $24,000 per year thereafter, payable in each case in monthly installments. Reasonable and necessary travel expenses and other disbursements which are incurred in the performance of duties under the Consulting Agreements are
     reimbursed  by   the  Company.    In   accordance  with  the
     Consulting Agreements, the three consultants do not participate in any employee benefit plans provided by the Company (except that they receive payments under the Company s retirement plans in which they participated prior to their retirement as officers of the Company).

          The Company maintains split dollar whole life insurance policies for Jasper C. Davis III in the amount of $5,800,000 and for R. R. Davis in the amount of $2,000,000. Also included as co-insureds on the policies are Marthalene M. Davis and Ann R. Davis, the wives of Jasper C. Davis III and
     R. R. Davis, respectively. The premiums under the policies are, or have in the past been, paid by the Company, and the beneficiaries under the policies are the respective estates of the above-named persons. Upon the death of the primary insured or the termination of the policies, the Company will be reimbursed by the respective estates for the aggregate amount of premiums paid by the Company under the policies, plus interest from the time of the first payment of premiums. The interest rate to be charged will be 9% per year with regard to premium payments made through April 30, 1993 and will be at the prime rate of SunTrust Bank, N.A. with regard to premium payments made thereafter. During the fiscal year ended April 30, 1996, the Company paid $18,327 in premiums on the policy for Jasper C. Davis III and made no payments on the policy for R. R. Davis. If Jasper C. Davis III and R. R. Davis had died on June 14, 1996, the
     amounts  owed  to  the  Company  would  be  $1,202,244   and
     $318,175, respectively.

                                PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

     (a)Documents Filed as Part of This Report.

     1.Financial Statements

          Consolidated Statement of Operations for each of the three years in the period ended April 30, 1996

          Consolidated Balance Sheet at April 30, 1996 and April
          30, 1995

          Consolidated Statement of Changes in Stockholders'
          Equity for each of the three years in the period ended
          April 30, 1996

          Consolidated Statement of Cash Flows for each of the three years in the period ended April 30, 1996

          Notes to Consolidated Financial Statements

      2.Financial Statement Schedules

          The following financial statement schedule and the report of independent accountants thereon is included in this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto. See the Index to Financial Statement Schedules on page 64 hereof.


                         Report of Independent Accountants
                         on Financial Statement Schedules

          Schedule II    Valuation and Qualifying
                         Accounts for the Three
                         Years Ended April 30, 1996

     3.Exhibits

          The following exhibits are filed with or incorporated by reference in this report. Where such filing is made by incorporation by reference to previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Stan White, Secretary/Treasurer, Davis Water & Waste Industries, Inc., 1820 Metcalf Avenue, Thomasville, Georgia 31792; telephone (912) 226-5733. There is a charge of $.50 per page to cover expenses for copying and mailing.

       2         Agreement and Plan of Merger dated as of June 10,
                 1996 among United States Filter Corporation, USF/DWW Acquisition Corporation and the Registrant (Exhibit 2.1 to in the Company s Current Report on Form 8-K dated June 10, 1996)

       3(a)     Restated Articles of Incorporation of the Company
                (Exhibit 3(a) to the Company's Registration Statement on Form S-1, No. 2-42887)

       3(b)     Articles of Amendment to Restated Articles of
                Incorporation of the Company (Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1987)

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

       4(a) Rights Agreement dated as of December 31, 1992 by and between the Company and Wachovia Bank of North Carolina, N.A., as the Rights Agent (Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended April 30, 1993)

       4(b)     Amendment No. 1 to Rights Agreement dated as of
                June 10, 1996 by and between the Company and Wachovia Bank of North Carolina, N.A., as the Rights Agent - filed herewith

      10(a)*    Employment Agreement dated May 1, 1981
                between R. Doyle White and the Company (Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended April 30, 1982)

      10(a)(i)* Amendment to Employment Agreement dated
                March 15, 1996 between R. Doyle White and the Company-filed herewith

      10(b)*    Agreement for Consulting Services dated
                September 1, 1990 between Jasper C. Davis III and the Company (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

      10(c)*    Agreement for Consulting Services dated
                October 1, 1991 between R. R. Davis and the Company (Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1992)

      10(d)*    Agreement for Consulting Services dated
                January 5, 1994 between H.F.D. Consultants, Inc. (a corporation wholly owned by H. Forbes Davis) and the Company (Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31,
                1994)

      10(e)* Form of Compensation and Benefits Agreement dated May 1, 1990 between the Company and certain executive officers of the Company (Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

      10(f)*    Compensation and Benefits Agreement dated
                June 5, 1990 between the Company and R. Doyle White (Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

      10(g)*    Amendment dated December 10, 1993 to the
                Compensation and Benefits Agreement between the Company and R. Doyle White (Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

      10(h)*    1988 Employee Stock Purchase Plan, as
                amended by First 1991 Amendment (Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended April 30, 1992)

      10(i)*    Amended and Restated Employees' Retirement
                Plan of Company (Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended April 30, 1978)

      10(j)*    Davis Water & Waste Industries, Inc.
                Employee Benefits Trust Agreement (Exhibit A to the Company's Annual Report on Form 10-K for the year ended April 30, 1985)

      10(k)*    Supplemental Retirement Plan for Certain
                Officers Plan No. 1 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended April 30,
                1991)

      10(l)*    Amendment to the Supplemental Retirement
                Plan for Certain Officers Plan No. 1 (Exhibit 10(i)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

      10(m)*    Supplemental Retirement Plan for Certain
                Officers Plan No. 2 (Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended April 30,
                1991)

      10(n)* Medical Reimbursement Plan (Exhibit 10(j) to the Company's Annual Report on Form 10-K for the
               year ended April 30, 1991)

      10(o)*    Salary Administration Plan for Monthly
                Salaried Employees, including the Incentive
                Compensation Plan for Certain Salaried Employees
                (Exhibit B to the Company's Annual Report on Form 10-K for the year ended April 30, 1985)

      10(p)*    Long Term Incentive Plan dated May 1, 1992
                (Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993)

      10(q) Agency Agreement dated November 21, 1978 between the Company and EMU Unterwasserpumpen GmbH (Exhibit 10(o) to the Company's Registration Statement on Form S-1, No. 33-13340)

      10(r) Purchase Agreement dated August 31, 1990 by and among The Taulman Company, TTC Acquisition Corporation, certain stockholders of The Taulman Company and the Company (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 31, 1990)

      10(s)     Amendment dated August 31, 1990 to the Asset
                Purchase Agreement dated August 31, 1990 by and among, The Taulman Company, TTC Acquisition Corporation, certain stockholders of The Taulman Company and the Company (Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 31, 1990)

      10(t) Loan Agreement dated as of October 13, 1992 between the Company and SunTrust Bank, Central Florida, N.A. (Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993)

      10(u)      Second Amendment to Loan Agreement and First
                 Amendment to Security Agreement dated as of May 8, 1995 between the Company and SunTrust Bank, Central Florida, N.A. (Exhibit 10(t)(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31,
                 1995)

      10(v) Loan extension dated as of June 6, 1996 by SunTrust Bank, CentralFlorida, N.A. - filed herewith

      10(w)*     1994 Employees Stock Option Plan (Exhibit
                 10(v) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

      10(x)*     1994 Directors Stock Option Plan (Exhibit
                 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995)

      10(y)*     Form of Change in Control Employment
                 Agreement between the Company and each of R. Doyle White, Larry May, Stan White, Robert H. Pless and Robert D. Tatum - filed herewith

       21        Subsidiaries - filed herewith

       23 Consent of Price Waterhouse to incorporation of accountant's reports into the Company's Registration Statements on Form S-8, No. 33-43032 and 33-62995 - filed herewith

       24        Powers of Attorney - filed herewith

       27        Financial Data Schedule - filed herewith

     * The exhibit is a management contract or compensatory plan or arrangement.

          (b)  Reports on Form 8-K

                 No Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 1996.

          (c)  See Item 14(a)(3) above.

          (d)  See Item 14(a)(2) above.

     ----------------------

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 20, 1996.


                                    DAVIS WATER & WASTE INDUSTRIES, Inc.
                                             (Registrant)



                                     By: /s/ R. Doyle White
                                         ------------------------
                                         R. Doyle White
                                         Chairman of the Board, President and
                                         Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 20, 1996.


          Signature                                    Title


          /s/R. Doyle White                   Chairman of the Board,
          -------------------------------     President and Chief Executive
          R. Doyle White                      Officer




          /s/Stan White                       Secretary/Treasurer, Principal
          --------------------------------    Financial Officer and Principal
          Stan White                          Accounting Officer

          /s/ Joe E. Beverly*                    Director
          ------------------------
          Joe E. Beverly


          /s/ O. Larry Comer*                    Director
          ------------------------
          0. Larry Comer


          /s/ Robert P. Crozer*                  Director
          ------------------------
          Robert P. Crozer


          /s/ H. Forbes Davis*                   Director
          ------------------------
          H. Forbes Davis


          /s/ Jasper C. Davis*                   Director
          ------------------------
          Jasper C. Davis


          /s/ R. R. Davis*                       Vice Chairman of the Board
          ------------------------
          R. R. Davis


          /s/ Thomas R. Pledger*                 Director
          ------------------------
          Thomas R. Pledger


          *By: /s/ Stan White
          ------------------------
          Stan White
          Attorney in Fact

                 DAVIS WATER & WASTE INDUSTRIES, Inc.

                INDEX OF FINANCIAL STATEMENT SCHEDULES


     Schedule No.         Schedule                Page
     ------------        -----------              ----

                    Report of Independent          65
                    Accountants on Financial
                    Statement Schedules

          II        Valuation and Qualifying       66
                    Accounts for the Three
                    Years Ended April 30, 1996


                  Report of Independent Accountants on
                     Financial Statement Schedules

     To the Board of Directors
     of Davis Water & Waste Industries, Inc.


     Our audits of the consolidated financial statements referred to in our report dated June 13, 1996 appearing on page 24 of this 1996 Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


     Price Waterhouse LLP


     Atlanta, Georgia
     June 13, 1996

                                                                  SCHEDULE II
                                                     DAVIS WATER & WASTE INDUSTRIES, Inc.

                                                       VALUATION AND QUALIFYING ACCOUNTS
                                                   FOR THE THREE YEARS ENDED APRIL 30, 1996

    Column A                          Column B              Column C             Column D             Column E
    --------------------------------------------------------------------------------------------------------------------
                                      Balance at            Additions
                                      beginning of          charged to           Deductions from      Balance at
    Description                       period                cost & expense       reserves (A)         end of period
    --------------------------        ------------          ---------------      ------------         -------------
    Doubtful accounts
    receivable for the
    year ended:

    April 30, 1996                    $1,135,000              $632,000               $506,000         $1,261,000
    April 30, 1995                    $1,338,000              $472,000               $675,000         $1,135,000
    April 30, 1994                    $1,543,000              $665,000               $870,000         $1,338,000


    Inventory reserves
    for the year ended:

    April 30, 1996                      $939,000            $  909,000             $1,087,000           $761,000
    April 30, 1995                      $ 52,000            $1,545,000             $  658,000           $939,000
    April 30, 1994                      $192,000            $        0             $  140,000           $ 52,000


         -------------------------------

     (A)   Uncollectible accounts written off, net of recoveries.

                 DAVIS WATER & WASTE INDUSTRIES, Inc.

                          INDEX OF EXHIBITS



     The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.


     Exhibit No.    Description                                  Page
     -----------    -----------                                  ----
     2              Agreement and Plan of Merger dated as of
                    June 10, 1996 among United States Filter
                    Corporation, USF/DWW Acquisition
                    Corporation and the Registrant (Exhibit
                    2.1 to the Company's Current Report on
                    Form 8-K dated June 10, 1996)

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

     4(a) Rights Agreement dated as of December 31, 1992 by and between the Company and Wachovia Bank of North Carolina, N.A., as the Rights Agent (Exhibit 4 to the Company's Annual Report on Form 10-k for the year ended April 30, 1993)

     4(b)           Amendment No. 1 to Rights Agreement
                    dated as of June 10, 1996 by and between
                    the Company and Wachovia Bank of North
                    Carolina, N.A., as the Rights Agent -
                    filed herewith                                71

     Exhibit No.    Description                                  Page
     -----------    -----------                                  ----

     10(a)*         Employment Agreement dated May 1, 1981
                    between R. Doyle White and the Company
                    (Exhibit 10(a) to the Company's Annual
                    Report on Form 10-K for the year ended
                    April 30, 1982)

     10(a)(i)*      Amendment to Employment Agreement dated
                    March 15, 1996 between R. Doyle White
                    and the Company - filed herewith              75

     10(b)* Agreement for Consulting Services dated September 1, 1990 between Jasper C. Davis III and the Company (Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

     10(c)*         Agreement for Consulting Services dated
                    October 1, 1991 between R. R. Davis and
                    the Company (Exhibit 10(c) to the
                    Company's Annual Report on Form
                    10-K for the year ended April 30, 1992)

     10(d)*         Agreement for Consulting Services dated
                    January 5, 1994 between H.F.D.
                    Consultants, Inc. (a corporation wholly
                    owned by H. Forbes Davis) and the
                    Company (Exhibit 10(u) to the Company's
                    Quarterly Report on Form 10-Q for the
                    quarter ended January 31,
                    1994)

     10(e)* Form of Compensation and Benefits Agreement dated May 1, 1990 between the Company and certain executive officers of the Company (Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

     10(f)* Compensation and Benefits Agreement dated June 5, 1990 between the Company and R. Doyle White (Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

     10(g)* Amendment dated December 10, 1993 to the Compensation and Benefits Agreement between the Company and R. Doyle White (Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

     10(h)* 1988 Employee Stock Purchase Plan, as amended by First 1991 Amendment (Exhibit
     10(i)* 10(f) to the Company's Annual Report on Form 10-K for the year ended April 30,
                    1992)

     10(i)*         Amended and Restated Employee Retirement
                    Plan of the Company (Exhibit 3 to the
                    Company's Annual Report on Form 10-K for the year ended April 30, 1978)

     10(j)*         Davis Water & Waste Industries, Inc.
                    Employee Benefits Trust Agreement
                    (Exhibit A to the Company's Annual
                    Report on Form 10-K for the year ended
                    April 30, 1985)

     10(k)* Supplemental Retirement Plan for Certain Officers Plan No. 1 (Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

      Exhibit No.   Description                                  Page
      -----------   -----------                                  ----

     10(l)* Amendment to the Supplemental Retirement Plan for Certain Officers Plan No. 1 (Exhibit 10(i)(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1994)

     10(m)* Supplemental Retirement Plan for Certain Officers Plan No. 2 (Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended April 30, 1991)

     10(n)*         Medical Reimbursement Plan - (Exhibit
                    10(j) to the Company's Annual Report on
                    Form 10-K for the year ended April 30,
                    1991)

     10(o)* Salary Administration Plan for Monthly Salaried Employees, including the Incentive Compensation Plan for Certain Salaried Employees (Exhibit B to the Company's Annual Report on Form 10-K for the year ended April 30, 1985)

     10(p)*         Long Term Incentive Plan dated May 1,
                    1992 (Exhibit 10(p) to the Company's
                    Annual Report on Form 10-K for the year
                    ended April 30, 1993)

     10(q) Agency Agreement dated November 21, 1978 between the Company and EMU Unterwas-serpumpen GmbH (Exhibit 10(o) to the Company's Registration Statement on Form S-1, No. 33-13340)

     10(r) Purchase Agreement dated August 31, 1990 by and among, The Taulman Company, TTC acquisition Corporation, certain stockholders of The Taulman Company and the Company (Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 31, 1990)

     10(s) Amendment dated August 31, 1990 to the Asset Purchase Agreement dated August 3, 1990 by and among TTC Acquisition Corporation, The Taulman Company, certain stockholders of The Taulman Company and the Company (Exhibit 2.2 to the Company's Current Report on Form 8-K dated August 31, 1990)

     10(t)          Loan Agreement dated as of October 13,
                    1992 between the Company and SunTrust
                    Bank, Central Florida, N.A. (Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended April 30, 1993)

     10(u)          Second Amendment to Loan Agreement and
                    First Amendment to Security Agreement
                    dated as of May 8, 1995 between the
                    Company and SunTrust Bank, Central
                    Florida, N.A. (Exhibit 10(t)(ii) to the
                    Company's Quarterly Report on Form 10-Q
                    for the quarter ended July 31, 1995)

     10(v)          Loan extension dated as of June 6, 1996
                    by SunTrust Bank, Central Florida, N.A.
                    - filed herewith                              77

     Exhibit No.    Description                                  Page
     -----------    -----------                                  ----

     10(w)*         1994 Employees Stock Option Plan
                    (Exhibit 10(v) to the Company's
                    Quarterly Report on Form 10-Q for the
                    quarter ended January 31, 1995)

     10(x)*         1994 Directors Stock Option Plan
                    (Exhibit 10(w) to the Company's
                    Quarterly Report on Form 10-Q for the
                    quarter ended January 31, 1995)

     10(y)          Form of Change in Control Employment
                    Agreement between the Company and each
                    of R. Doyle White, Larry May, Stan
                    White, Robert H. Pless and Robert D.
                    Tatum - filed herewith                        79

     21             Subsidiaries - filed herewith

     23             Consent of Price Waterhouse to
                    incorporation of accountant's reports
                    into the Company's Registration
                    Statements on Form S-8, No. 33-43032 and
                    33-62995 - filed herewith                     89

     24             Powers of Attorney - filed herewith           91

     27             Financial Data Schedule - filed herewith      93


     _________________________________

     * The exhibit is a management contract or compensatory plan or arrangement.

                             EXHIBIT 4(b)

                   Amendment No.1 to Right Agreement

                         AMENDMENT NO. 1 TO

                          RIGHTS AGREEMENT



          Amendment, dated as of June 10, 1996, to the Rights Agreement, dated as of December 31, 1992 (the "Agreement"), between Davis Water & Waste Industries, Inc., a Georgia corporation (the "Company"), and Wachovia Bank of North Carolina, N.A., a national banking association (the "Rights Agent").


                              WITNESSETH

          WHEREAS, the Company proposes to enter into an Agreement and Plan of Merger, dated as of June 10, 1996 (the "Merger Agreement"), with United States Filter Corporation, a Delaware corporation ("Parent"), and its wholly owned subsidiary, USF/DWW Acquisition Corporation, a Delaware corporation, pursuant to which the Company will represent and warrant, among other things, that the Agreement has been amended as provided herein, the effect of which is to provide that neither (i) the execution and delivery of or the consummation of the transactions contemplated by the Merger Agreement, nor (II) the execution and delivery of or the consummation of the transactions contemplated by the Shareholder Agreements, dated as of June 10, 1996 (the "Shareholder Agreements"), between Parent and certain shareholders of the Company will result in a Stock Acquisition Date nor a Distribution Date nor in any other way affect any change or modification of the terms of the Rights or the rights of the holders thereof, and

          WHEREAS, the Board of Directors of the Company has determined that it is necessary and desirable to amend, pursuant to Section 26 of the Agreement, the Agreement to comply with the terms of the Merger Agreement, and a majority of the Continuing Directors, at a meeting of such Board duly called and held, voted in favor of the adoption of this Amendment.

          NOW, THEREFORE, in consideration of the foregoing, the mutual agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

          1.Section 1(a) of the Agreement is hereby amended by adding the following sentence at the end thereof:

          "Notwithstanding the foregoing, no Person shall become an 'Acquiring Person' as the result of the execution and delivery of or the consummation of the transactions contemplated by the Agreement and Plan of Merger dated as of June 10, 1996 among United States Filter Corporation, a Delaware corporation, USF/DWW Acquisition corporation, a Delaware corporation, and the Company (the "Merger Agreement") or any of the Shareholder Agreements, dated as of June 10, 1996 (the "Shareholder Agreements"), between United States Filter Corporation and certain shareholders of the Company."

          2.Section 1(e) of the Agreement is hereby amended by adding the following sentence at the end thereof:

          "Notwithstanding the foregoing, no Person shall be deemed the 'Beneficial Owner' of, or to 'Beneficially Own', any securities on account of the execution and delivery of the Merger Agreement or any Shareholder Agreement or the consummation of the transactions contemplated thereby."

          3.Section 3(a) of the Agreement is hereby amended by adding the following sentence at the end thereof:

          "Notwithstanding the foregoing, no announcement of the execution and delivery of the Merger Agreement or of the calling of a shareholders meeting to approve and adopt the Merger Agreement nor the filing of the Registration Statement (as defined in the Merger Agreement) or any amendment thereto nor any distribution of the prospectus contained therein nor any other action taken to facilitate the consummation of the transactions contemplated by the Merger Agreement shall be deemed the publication, sending or giving of an exchange offer for the purposes of this
          Section 3."

          4.Section 11(a) of the Agreement is hereby amended by adding a new subsection (v) as follows:

          "(v) The execution and delivery of and the consummation of the transactions contemplated by the Merger Agreement and the Shareholders Agreement have been approved as of June 7, 1996 by all members of the Board of Directors of the Company for all purposes under this
          Section 11(a)."

          5.Section 23 of the Agreement is hereby amended by adding a new subsection (c) and relabeling the current subsection (c) as subsection (d):

          "(c) Without any further action by the Board of Directors of the Company, immediately prior to the Effective Time (as defined in the Merger Agreement), all then outstanding rights shall be automatically redeemed at the then Redemption Price."

          6.Terms used herein without definition shall have the meanings assigned to them in the Agreement. Other than as a mended hereby, all other provisions of the Agreement shall remain in full force and effect.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and attested as of the day and year first above written.

     Attest:                       DAVIS WATER & WASTE INDUSTRIES, INC.



     By: /s/ Stan White            By: /s/ R. Doyle White
        ------------------------      ---------------------------------
     Title:  Secretary/Treasurer   Title:  Chairman, President and CEO
           ---------------------         ------------------------------

                           EXHIBIT 10(a)(i)


                   Amendment to Employment Agreement

                   EXTENSION OF EMPLOYMENT AGREEMENT

          THIS AGREEMENT ("Agreement") is made and entered into this 15th day of March, 1996 by and between Davis Water &
     Waste Industries, Inc. (hereinafter the "Company") and R.
     Doyle White (hereinafter "Executive").

          Executive is Chairman of the Board of Directors, President and Chief Executive Officer of the Company and reached age 65 in January 1996. His existing Compensation and Benefits Agreement with the Company contemplates his retiring on April 30, 1996 (the end of the Company's 1996 fiscal year). At the request of the Company's Board of Directors, Executive has agreed to remain employed in his current capacity through April 30, 1997.

          NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties hereby agree as follows:

          Extension of Employment. Executive will remain employed as Chairman of the Board of Directors, President and Chief Executive Officer of the Company through April 30, 1997 in accordance with the terms of his current Compensation and Benefits Agreement with the Company. Such Compensation and Benefits Agreement, as heretofore amended, shall be and hereby is extended through April 30, 1997.

          IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the date first above written.

                         DAVIS WATER & WASTE INDUSTRIES, INC.



                         By: /s/ Robert P. Crozer
                         ---------------------------------------

                         Title: Chairman, Compensation Committee
                                --------------------------------



                              /s/ R. Doyle White
                         ---------------------------------------
                              R. Doyle White

                             EXHIBIT 10(u)


                            Loan Extension

     SunTrust Bank Central Florida, N.A.
     Post Office Box 3833
     Orlando, Florida 32802

     SUNTRUST

     June 6, 1996



     Mr. Stan White
     Secretary/Treasurer
     Davis Water & Waste Industries, Inc.
     1828 Metcalf Avenue
     Thomasville, GA 31799-1419

     Dear Stan:

     SunTrust  Bank,  Central  Florida,  N.A.  (f/k/a  Sun  Bank,
     National Association) (the "Bank") is pleased to notify Davis Water & Waste Industries that pursuant to Section 2.01 of the Amended and Restated Loan Agreement dated as of October 13, 1992, as amended by the First and Second
     Amendments dated July 20, 1994, and May 8, 1995, respectively, (the "Agreement) the Bank has extended the Revolving Period of the line of credit for twelve months to April 30, 1998.

     The Bank is also pleased to notify Davis Water & Waste
     Industries that the Bank has
     approved the early release of Collateral under Section 2. 1
     0 of the Agreement.

     By way of copy of this letter, I will notify Bank's Counsel to begin drafting the appropriate amendments and documents to extend the maturity of the line and to release the Collateral. Please do not hesitate to phone me with any questions regarding this matter.

     Very truly

     /s/ Tony Ross

     J. Anthony Ross
     Vice President
     Corporate Banking / Florida Division
     (407) 237-6788 / 1-800-432-4760 ext. 6788

     cc:  Charles T. Brumback, Jr., Esq.
          Akerman, Senterfitt, & Eidson, P.A.

                             EXHIBIT 10(y)

            Form of Change in Control Employment Agreement

                CHANGE IN CONTROL EMPLOYMENT AGREEMENT

          AGREEMENT  by   and  between   Davis   Water  &   Waste
     Industries, Inc.,  a Georgia corporation (the "Company") and
     ________________ (the "Executive"), dated as of the ___ day of ______, 199_.

          The Board of Directors of the Company (the "Board"), has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

          NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

          1.  Certain Definitions.

              (a)  The "Effective Date" shall mean the first date
     during the Change of  Control Period (as defined  in Section
     l(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated  prior to the date on  which the  Change  of  Control  occurs,  and  if  it  is
     reasonably  demonstrated   by   the  Executive   that   such
     termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

             (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate one year from such Renewal Date, unless at least
     60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

         2. Change of Control. For the purposes of this Agreement, a "Change of Control" shall mean:

             (a)  The acquisition by any individual, entity or
     group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to
     vote   generally   in  the   election   of   directors  (the
     "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i)
     any  acquisition   directly  from  the   Company,  (ii)  any
     acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, (iv) any acquisition of less than 25% of the Outstanding Company Common Stock or the Outstanding Company Voting Securities which causes a Person to become the beneficial owner of 25% or more of the Outstanding Company Common Stock or the Outstanding Company Voting Securities if such acquisition is approved in advance by two-thirds of the Incumbent Board or (v) any acquisition by any corporation pursuant to a transaction which complies with clauses (i),
     (ii) and (iii) of subsection (c) of this Section 2; or

             (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

             (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i)
     all or substantially all of the individuals and  entities who were the beneficial owners, respectively, of the Outstanding
     Company   Common  Stock   and  outstanding   Company  Voting
     Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting
     from   such   Business   Combination   (including,   without
     limitation,  a  corporation  which  as  a  result  of   such
     transaction owns the Company or  all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust)
     of  the  Company or  such  corporation  resulting from  such
     Business   Combination)   beneficially  owns,   directly  or
     indirectly,  20%   or  more  of,   respectively,  the   then
     outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination, and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination.

          3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the second anniversary of such date (the "Employment Period").

          4.  Terms of Employment.

             (a)  Position and Duties.

                  (i)  During the Employment Period, (A) the
     Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 120-day period immediately preceding the Effective Date, and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

                  (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities assigned to the Executive hereunder, to use
     the  Executive's   reasonable   best  efforts   to   perform
     faithfully  and efficiently  such responsibilities.   During
     the Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards  or committees,  (B) deliver  lectures,
     fulfill  speaking   engagements  or  teach   at  educational
     institutions and (C) manage personal investments, so long as such activities do not interfere with the performance of the Executive's responsibilities as an employee of the Company
     in  accordance  with  this  Agreement.    It  is   expressly
     understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities

     (or the conduct of activities similar in nature  and  scope
     thereto)  subsequent   to  the  Effective  Date   shall  not
     thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

             (b)  Compensation.

                  (i) Change-in-Control Payment. Provided that the Executive is employed by the Company on the Effective Date, and not contingent on the Executive's termination of employment following the Effective Date or anything else, the Executive shall receive a one-time lump-sum payment equal to two times his annual base salary in effect immediately prior to the Effective Date. Such payment shall be made no later than the date which is 30 days following the Effective Date.

                  (ii)  Base Salary.  During the Employment Period,
     the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to 12 times the highest monthly base salary paid or payable to the Executive by the Company and its affiliated companies in respect of the 12-month period immediately preceding the
     month  in which  the  Effective  Date  occurs.   During  the
     Employment Period, the Annual Base Salary shall be  reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other
     obligation to the  Executive under this  Agreement.   Annual
     Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

                  (iii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to ____% of the Executive's Annual Base Salary. Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

                  (iv) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, and on the same basis as such peer executives, but in no event shall such plans, practices, policies and programs provide the Executive with retirement benefit opportunities less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect on the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

                  (v)  Welfare Benefit Plans.  During the Employment
     Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated
     companies    (including,   without    limitation,   medical,
     prescription, dental, disability, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies.

                  (vi) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the policies, practices and procedures of the Company and its affiliated companies to the extent applicable generally to other peer executives of the Company and its affiliated companies.

                  (vii) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits in accordance with the plans, practices, programs and policies of the Company and its affiliated companies in effect for other peer executives of the Company and its affiliated companies.

         5.  Termination of Employment.

             (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that the Disability of the

     Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and acceptable to the Executive or the Executive's legal representative.

             (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

                  (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance
     is   delivered  to   the  Executive   by  the   Board  which
     specifically identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties, or

                  (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

     For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph
     (i) or (ii) above, and specifying the particulars thereof in detail.

             (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

                  (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by
     Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                  (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

                  (iii) the Company's requiring the Executive to be based at any office or location other than as provided in
     Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective
     Date;

                  (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

                  (v) any failure by the Company to comply with and satisfy Section 11(c) of this Agreement.

          For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

             (d)  Notice of Termination.  Any termination by the
     Company for Cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means
     a   written  notice   which   (i)  indicates   the  specific
     termination provision in this Agreement relied upon, (ii) to the extent  applicable, sets forth in  reasonable detail the facts  and  circumstances claimed  to  provide  a basis  for
     termination   of  the   Executive's  employment   under  the
     provision so  indicated and (iii) if the Date of Termination
     (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than 30 days after the giving of such notice). The failure by the Executive or the Company to set forth in the
     Notice  of  Termination  any  fact   or  circumstance  which
     contributes to a showing  of Good Reason or Cause  shall not
     waive   any  right   of  the   Executive  or   the  Company,
     respectively,  hereunder or  preclude the  Executive or  the
     Company,   respectively,  from   asserting   such  fact   or
     circumstance in enforcing the Executive's or the Company's rights hereunder.

             (e)  Date of Termination.  "Date of Termination" means
     (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date
     specified  therein,  as  the  case  may  be,  (ii)  if   the
     Executive's employment is terminated by the Company other than for Cause or Disability, the Date of Termination shall be the date on which the Company notifies the Executive of such termination, and (iii) if the Executive's employment is terminated by reason of death or Disability, the Date of Termination shall be the date of death of the Executive or the Disability Effective Date, as the case may be.

         6.  Obligations of the Company upon Termination.

             (a) Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause, death or Disability, or the Executive shall terminate employment for Good Reason:

                  (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

                       A.  the sum of (1) the Executive's Annual
     Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the Executive's Annual Bonus for the year in which the termination of employment occurs and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365, and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

                       B.  the amount equal to the product of (1)
     the number of days remaining in the Employment Period from and after the Date of Termination (the "Remaining Employment Period"), and (2) the Executive's Annual Base Salary divided by 365;

                       C.  the amount equal to the product of (1)
     the number of days in the Remaining Employment Period, and
     (2) 1/365 times the Executive's Annual Bonus for the year in which the termination of employment occurs;

                  (ii)  for the Remaining Employment Period, or
     such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in Section 4(b)(v) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility. For purposes of determining eligibility and years-of-service credit (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed throughout the Remaining Employment Period and to have retired on the last day of such period;

                  (iii)  to the extent not theretofore paid or
     provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

             (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligations to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date
     of  Termination.   With respect  to the  provision of  Other
     Benefits, the  term  Other  Benefits  as  utilized  in  this
     Section 6(b) shall include without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

             (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligations to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of
     Other Benefits.   Accrued Obligations shall  be paid to  the
     Executive in a  lump sum in cash within 30  days of the Date
     of Termination.    With respect  to the  provision of  Other
     Benefits, the  term  Other  Benefits  as  utilized  in  this
     Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any
     time  thereafter  generally  with   respect  to  other  peer
     executives of the Company and its affiliated companies and their families.

             (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligations to the Executive other than the obligation to pay to the Executive (x) his Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each
     case to  the extent theretofore  unpaid.   If the  Executive
     voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligations to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

         7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to
     Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of
     its   affiliated companies at or subsequent to the Date of
     Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

         8. Full Settlement. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expenses which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable federal rate provided for in Section 7872(f)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code").

         9.  Voluntary Reduction of Payments by the Executive.

             (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), then the Executive may, in his sole discretion, elect not to receive some or all of the Payment to the extent necessary to avoid being subject to the Excise Tax.

             (b) The determination of whether an Excise Tax would be imposed and the amount of such Excise Tax shall be made by the Company's regular certified public accounting firm or such other certified public accounting firm as may be designated by the Executive (the "Accounting Firm") which shall provide detailed supporting calculations within 15 business days after the date of the Change of Control, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized
     accounting   firm  to   make  the   determinations  required
     hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any determination by the Accounting Firm shall be binding
     upon  the Company and  the Executive.   As  a result  of the
     uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Payments which the Executive was entitled to, but elected pursuant to Section 9(a) not to receive, could have been made without the
     imposition of  the Excise  Tax  ("Underpayment").   In  such
     event, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

        10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential  information, knowledge or data  relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the
     Company and  those designated by it.   In no event  shall an
     asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

        11.  Successors.

             (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the
     benefit of and be  enforceable   by   the   Executive's   legal
     representatives.

             (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

             (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that
     the Company would be required to   perform  it  if  no  such
     succession  had  taken place.   As  used in  this Agreement,
     "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

        12.  Miscellaneous.

             (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than-by a written agreement executed by the parties hereto or their respective successors and legal representatives.

             (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

             If to the Executive:

             ____________________
             ____________________
             ____________________

             If to the Company:

             Davis Water & Waste Industries, Inc.
             P.O. Box 1419
             1820 Metcalf Avenue
             Thomasville, Georgia 31799-1419
             Attention: President

     or to such other address as either party shall have furnished to the other in writing in accordance herewith.
     Notice and communications shall be effective when actually received by the addressee.

             (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

             (d) The Company may withhold from any amounts payable under this Agreement such federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

             (e) The Executive's or the Company's failure to insist upon strict compliance with any provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to Section 5(c)(i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

             (f)  The Executive and the Company acknowledge that,
     except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, subject to
     Section 1(a) hereof, prior to the Effective Date, the Executive's employment may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further
     rights  under this Agreement.   From and after the Effective
     Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

          IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.

                         _____________________________

                         DAVIS WATER & WASTE INDUSTRIES, INC.

                         By: __________________________

                              EXHIBIT 21

                             Subsidiaries

                 DAVIS WATER & WASTE INDUSTRIES, INC.

                             SUBSIDIARIES


                                                         Other Names Under
Name                  State/Country of Incorporation    Which Doing Business
- ----                  ------------------------------    --------------------

The Taulman Company         Georgia, U.S.A.               Turbitrol Company

Grupo de Tratamiento
de Agus Davis, S. A.
de C. V.                    Mexico

                              EXHIBIT 23


     Consent of Price Waterhouse to incorporation of accountant's reports into the Company's Registration Statements on Form
                 S-8, No. 33 - 43032 and 33 - 62995

     Consent of Independent Accounts

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33 - 43032 and 33 - 62995) of Davis Water & Waste Industries, Inc. (the Company) of our report dated June 13, 1996 appearing on page 24 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 65 of this Form 10-K.



     PRICE WATERHOUSE LLP
     Atlanta, Georgia
     June 26, 1996

                              EXHIBIT 24


                          Powers of Attorney

                          POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1996, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          The 24th day of June, 1996



                                   /s/ Joe E. Beverly
                                -------------------------------
                                   Joe E. Beverly

                           POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1996, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          The  24th day of June, 1996



                                   /s/ O. Larry Comer
                                --------------------------------
                                   O. Larry Comer

                           POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1996, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          The 6th day of June, 1996



                                   /s/ Robert P. Crozer
                                 -------------------------------
                                   Robert P. Crozer

                           POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1996, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          The 22nd day of June, 1996



                                   /s/ H. Forbes Davis
                                 -------------------------------
                                   H. Forbes Davis

                           POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1996, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          The _____ day of _________________, 19____.




                                   -----------------------------
                                    Jasper C. Davis

                           POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1996, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          The 25th day of June, 1996



                                   /s/ R. R. Davis
                                 -------------------------------
                                   R. R. Davis

                           POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS, that the undersigned constitutes and appoints R. Doyle White and Stan White and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Davis Water & Waste Industries, Inc. for the fiscal year ended April 30, 1996, and any and all amendments thereto, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and the New York Stock Exchange, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          The 21st day of June, 1996



                                   /s/ Thomas R. Pledger
                                 -------------------------------
                                   Thomas R. Pledger